Form 10KSB
period 2005-12-31
Hair Therapists, Inc.
filed 2006-03-28
CIK 1336644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission file number:  000-51516

                             TAM of Henderson, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         20-0667864
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

                  9664 Tapestry Pine Street, Las Vegas, NV 89178
        -------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                               (702) 498-7365
                    -------------------------------------
                         (Issuer's Telephone Number)

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None; report is filed pursuant to Section 15D.

Title of each class                    Name of each exchange on which
                                       registered
-------------------                    ------------------------------
None                                   None

                          Common Stock, par value $0.001
                          ------------------------------
                                 (Title of class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)           Yes [ ]     No [X]

State the issuer's income for its most recent fiscal year (ending December 31,
2005):    $15,747.

The aggregate market value on December 31, 2005 of voting stock held by non-affiliates was $0.

Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of March 28, 2006: 10,450,000 shares common stock.

Number of shares of preferred stock outstanding as of March 28, 2006:  None

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................11
    Item 3.  Legal Proceedings.............................................11
    Item 4.  Submission of Matters to a Vote of Security Holders...........11

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......12
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....13
    Item 7.  Financial Statements..........................................15
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................16
    Item 8a. Controls and Procedures.......................................16


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................17
    Item 10. Executive Compensation........................................18
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................20
    Item 12. Certain Relationships and Related Transactions................21
    Item 13. Exhibits and Reports on Form 8-K..............................22
    Item 14. Principal Accountant Fees and Services........................23


SIGNATURES   ..............................................................24

                           Forward-Looking Statements




This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

TAM of Henderson, Inc. ("TMHN"), was incorporated in Nevada on November 3, 2004. TMHN provides a training program to instruct servers/sellers of alcoholic beverages, in the Southern Nevada area, on how to assist customers in making responsible decisions about beverage alcohol.

On March 15, 2006, TMHN, Nevada corporation and Hair Therapists, Inc., ("HAIR") a Nevada corporation entered into an Acquisition Agreement and Plan of Merger (the "Merger Agreement") whereby TMHN has acquired all the outstanding shares of common stock of HAIR from its sole stockholder in an exchange for $3,000 cash in a transaction where TMHN is the successor corporation. The Merger was approved by the unanimous consent of the Board of Directors of TMHN on March 14, 2006.

Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, TMHN is the successor issuer to HAIR for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act"). The purpose of this transaction was for TMHN to succeed to the registration status of HAIR under the Exchange Act pursuant to Rule 12g-3. PAVO, a reporting company was not engaged in any business. It was incorporated for the purpose of becoming a fully reporting company and subsequently finding a merger candidate. TAM of Henderson, Inc. director and officer became the director and officer of the Surviving Corporation. The sole director and officer of HAIR resigned. Pursuant to the Acquisition Agreement and Plan of Merger the Articles and By-laws of PAVO become the Articles and By-Laws of the Surviving Corporation.


TAM of Henderson's Business
---------------------------

TAM of Henderson is an educational medium delivered to the licensed beverage industry in conjunction with liquor control, law enforcement, highway safety and substance abuse organizations. The Company is no longer affiliated with the national Techniques of Alcohol Management organization headquartered in Lansing, MI. (See Recent Events.)

TAM of Henderson, Inc. is a business with the mission is to provide quality, affordable education services to those employees who work in the liquor industry. TAM of Henderson, Inc. provides a 4-hour alcohol awareness training program for employees required to complete an alcohol techniques management class. These classes are required for employees in the liquor industry. Many of the hotels and casinos in Southern Nevada require their employees to be educated in the techniques of alcohol management.

TAM training provides risk management tools that should be used by all beverage licensees to control the day-to-day operations of their businesses. The training covers a wide variety of information including:

o  False Identification
o  Laws, Rules, and Regulations
o  Clinical Effects of Alcohol
o  Customer Disturbances
o  Alcohol Management

Industry
--------

Owners of alcoholic licensees have long realized that responsible, attentive, professional service is good for business. Through the TAM of Henderson, licensees and their employees can make sure they understand the complex and sensitive situations that could develop and how to effectively carry out their responsibilities. TAM of Henderson provides licensees and their staff with the answers to many of the difficult questions surrounding alcohol sale/service. TAM of Henderson can help alcoholic retailer demonstrates their commitment to education as the best means of increasing responsible decision-making when dealing with beverage alcohol.

TAM of Henderson is currently updating its educational platform to offer a program developed by alcoholic licensees for alcoholic licensees. TAM of Henderson, plans to offer education program to the employees of licensed beverage establishments in Southern Nevada. Licensees, managers, bartenders, servers, door managers, greeters, valet parking attendants, cashiers, stock clerks, etc., can benefit from TAM of Henderson training. The TAM of Henderson course is being customized to include specific information about Nevada state laws, as they relate to the alcohol beverage industry.

Marketing Strategies
--------------------

TAM of Henderson plans to offer formal classes, to drinking establishment employees in Southern Nevada pertaining to alcoholic awareness. The basic objectives include:

o To provide employees with the skills necessary for the prevention of illegal sales of beverage alcohol to underage persons.

o To lay the groundwork for an attitude of professionalism and ethical conduct among service personnel who deal with alcohol beverages.

o To improve employee knowledge and understanding of their key role in positively and professionally representing the industry.

o To instill conflict management skills among employees of licensed establishments.


Internet Training
-----------------
TAM of Henderson also plans to offer these classes over the internet. Through the TAM of Henderson online program, licensees and their employees can ensure they understand the complex and sensitive situations that could develop and how to effectively carry out their responsibilities. TAM of Henderson online plans to provide licensees and their staff with the answers to many of the difficult questions surrounding alcohol sale/service. TAM of Henderson plans to demonstrate retailers' commitment to education as the best means of increasing responsible decision-making when dealing with beverage alcohol.

Competition
-----------

The Company will be competing against more established alcoholic awareness training centers. This additional competition may adversely effect the Company sales or capacity to retain or increase clientele or business. There are no assurances the Company will be able to successfully complete against these other competitors based on these factors. In order to compete with these other training centers, management plans to offer above average customer service, attention, and cost effectiveness to its customers.

Recent Event
------------
TAM of Henderson, Inc. originally entered into a license agreement with Techniques of Alcohol Management, a leading nationally certified educational/ training program, headquartered in Lansing, MI. Their training program is designed to educate licensees and service employees on the responsible and professional service of beverage alcohol. During 2005, Techniques of Alcohol Management cancelled their licensing agreement with TAM of Henderson, Inc. The licensing agreement was cancelled pursuant to a dispute with a change of management of TAM of Henderson, Inc.

The Company now plans to develop its own educational platform, to conform specifically with the Nevada alcohol regulation, without infringing on the literature and training materials developed by Techniques of Alcohol Management. The servers/sellers of alcoholic beverages training program will incorporate Nevada regulations into its training platform.


Employees
---------

The Company currently has one employee who serves as the sole Officer and Director of the Company. Until the Company can demonstrate profitability on a consistent basis, the Company does not plan on adding any new full time employees.


RISK FACTORS
------------

(a)  LIMITED OPERATING HISTORY

The Company has a limited operating history and must be considered to be a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will be operating.

(b)  ANTICIPATED LOSSES FOR THE FORESEEABLE FUTURE

The Company has prepared audited financial statements from inception on December through its year end for December 31, 2005. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its entire business plan.

It is also important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

(c)  COMPETITION

TMHN faces intense competition from larger and better-established companies, such as Techniques of Alcohol Management that may prevent TMHN from ever becoming a significant market leader. Management expects the competition to intensify in the future, especially with internet service employee training programs. Barriers to entry are relatively low, and current and new competitors can launch new sites at relatively low costs using commercially available software. Pressures created by TMHN's competitors could negatively impact its business, results of operations and financial condition.

Some of TMHN's potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. In addition, TMHN's competitors may acquire or be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed competitors as use of the Internet and other online services increases. Therefore, some of TMHN's competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development or may try to attract traffic by offering incentives such as free products and/or services. Increased competition may result in reduced operating margins, loss of market share and diminished value in the TMHN brand. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

New technologies and the expansion of existing technologies may increase competitive pressures on the Company by enabling its competitors to offer products at a lower cost. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to other similar educational programs that may compete with TMHN. Any and all of these events could have a material adverse effect on our business, results of operations and financial condition.


(d)  POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

The Company currently relies heavily upon the services and expertise of Evagelina Esparza Barrza (President). In order to implement the business plan of the Company, management recognizes that additional staff will be required. Management plans to seek consultants and trainers to conduct its alcoholic training programs. No assurances can be given that TMHN will be able to find suitable staff that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.

(e) THE COMPANY IS DEPENDENT ON ITS OFFICER TO DEVELOP AND IMPLEMENT ITS BUSINESS PLAN.

TMHN plans to rely heavily on Evagelina Esparza Barrza (President). Should the Company be deprived of the services of its sole officer/director for any reason during this period of expansion,the results would be devastating to the Company and could lead to its dissolution. Management cannot be sure that this business model will be successful. The Company does not currently have an employment agreement with Evagelina Esparza Barrza.

(f) RISKS ASSOCIATED WITH ACQUISITIONS MAY NOT BENEFIT THE COMPANY AND DILUTE THE VALUE OF THE COMPANY'S SHARES.

If appropriate opportunities present themselves, TMHN would acquire businesses, technologies, or service(s) that the Company believes are strategic and would help it build its operations and/or future customer base.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Further, there can be no assurance that the anticipated benefits of any acquisition will be realized.

Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets,which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(g)   LOW-PRICED STOCKS MAY AFFECT THE RESELL OF THE COMPANY'S SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system).
The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.


2) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

With regards to the Company's future software development, the Company does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Company's software developmental activities. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.


3)  Employees

The Company currently has: one President and one Director, these two individual perform all of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity . The Company from time to time may retain independent consultants in connection with its operations.

(i) The Company's performance is dependent on the performance of its officers. In particular, the Company's success depends on their ability to develop a business strategy which will be successful for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 9664 Tapestry Pine Street, Las Vegas, NV 89178.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, TMHN is not a party to any material legal proceedings, and none are known to be contemplated against THHN. The Company is considering taking legal action, as a plaintiff, against the previous President for tortious interference of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 14, 2006, the Company submitted to its majority of security holders to vote on the acquisition of Hair Therapists, Inc. a fully reporting company. The majority of shareholders approved the purchase of Hair Therapists, Inc., for $3,000, in order for TMHN to become a fully reporting company.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

TAM of Henderson's Common Stock is traded on the Pink Sheets (National Quotation Bureau) under the symbol "TMHN." No shares have traded in TMHN as of March 28, 2006.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fiscal year covered by this report.

(ii) Holders
------------

The approximate number of holders of record of common stock as of March 24, 2006 was approximately forty-seven (47).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

On January 15, 2004, the Company issued 8,000,000 shares of its $0.001 par value common stock to its sole shareholder for cash.

On September 30, 2004, the Company issued 2,450,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering.

(v)  Stock Splits
-----------------

On September 30, 2004, the Company effected a 2-for-1 forward split of its $0.001 par value common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

TMHN provides a training program to instruct servers/sellers of alcoholic beverages, in the Southern Nevada area, on how to assist customers in making responsible decisions about beverage alcohol.

The Company has a limited operating history, upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new areas of business.

The Company's prospects must be considered in light of the risks,uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan, particularly companies involved in the highly competitive oil and gas industry. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not demonstrated profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of December 31, 2005, the Company had an accumulated deficit of $(20,045). The Company expects that its operating expenses will increase as it defines its new business strategy.

Thus, the Company will need to generate revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(ii) Results of Operations
--------------------------

For its fiscal year ending December 31, 2005, the Company generated revenues
Of $15,747, as compared to $3,265 for the same period last year. During fiscal year ending December 31, 2005, the Company experienced a net loss of $(806) or a loss (basic and diluted) per share of $(0.00) as compared to a net loss(basic and diluted) of $(19,239) or a loss per share of ($0.00) for the same period last year. The majority of expenses were for general and administrative. Since inception, the Company has experienced a net loss of $(20,045).

(iii) Liquidity and Capital Resources
-------------------------------------

On January 15, 2004 (inception), the Company issued 8,000,000 shares of its $0.001 par value common stock to its founding shareholder for cash.

On September 30, 2004, the Company issued 2,450,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering.

On September 30, 2004, the Company effected a 2-for-1 forward split of its $0.001 par value common stock. All references to common stock are retroactively restated to reflect the forward split.

There have been no other issuances of preferred or common stock.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

ITEM 7.  FINANCIAL STATEMENTS.


                               TABLE OF CONTENTS
                               -----------------


TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
Report of Independent Registered Public Accounting Firm            F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statement of Stockholders' Deficit                                 F-4
Statements of Cash Flows                                           F-5
Notes to Financial Statements                                      F-6-9


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
      PCAOB REGISTERED


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------

To the Board of Directors
Tam of Henderson, Inc.
(A Development Stage Company)
Henderson, Nevada

We have audited the accompanying balance sheet of Tam of Henderson, Inc. (A Development Stage Company) as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the period from inception on January 15, 2004 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tam of Henderson, Inc. (A Development Stage Company) as of December 31, 2005 and the results of its operations and its cash flows for the period from inception on January 15, 2004 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
March 6, 2006

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7511 Fax (702) 253-7501

                             TAM OF HENDERSON, INC.
                          (a development stage company)
                                  Balance Sheets
                                December 31, 2004
                                December 31, 2005



Balance Sheets


                                                  Dec. 31,    Dec. 31,
                                                    2005       2004
                                                  --------   ---------
Assets

Current Assets:
   Cash                                           $     0    $    806
                                                  --------   ---------
Total Assets                                            0         806
                                                  ========   =========

Liabilities and Stockholders' Equity

Stockholders' equity:
   Series A preferred stock, $0.001 par value,
     2,000,000 shares authorized, no shares
     issued or outstanding
   Series B preferred stock, $0.001 par value,
     2,000,000 shares authorized, no shares
     issued or outstanding
   Series C preferred stock, $0.001 par value,
     1,000,000 shares authorized, no shares
     issued or outstanding
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 10,450,000, 10,450,000
     shares issued and outstanding as of 12/31/2004
     and 12/31/2005 respectfully                   10,450      10,450
   Additional paid-in capital                       9,595       9,595
   Earnings (Deficit) accumulated during
     development stage                            (20,045)    (19,239)
                                                  --------   ---------

                                                        0         806
                                                  --------   ---------
                                                  $     0    $    806
                                                  ========   ==========

     The accompanying notes are an integral part of these statements

                           TAM OF HENDERSON, INC.
                       (a development stage company)
                          Statements of Operations
      For the year-ended December 31, 2004 and December 31, 2005
   For the period from January 15, 2004 (Inception) to December 31, 2005



Statements of Operations


                                                January 15, 2004
                  Year Ending   Year Ending     (Inception) to
                 December 31,   December 31,     December 31,
                     2005           2004             2005
                 -------------  ------------   -----------------
Revenue          $     15,747   $     3,265    $         19,012
                 -------------  ------------   -----------------

Expenses:
Organizational
   costs                                450                 450
General and
   administrative
   expenses            16,553        18,054              34,607
General and
   administrative
   expenses -
   related party                      4,000               4,000
                 -------------  ------------   -----------------
  Total expenses       16,553        22,504              39,057
                 -------------  ------------   -----------------

Net income (loss)$       (806)  $   (19,239)   $        (20,045)
                 =============  ============   =================

Weighted average
 number of common
 shares outstanding-
 basic and fully
 diluted           10,450,000    10,450,000
                 =============  ============

Net income (loss)
 per share-
 basic and fully
 diluted         $      (0.00)  $     (0.00)
                 =============  ============

     The accompanying notes are an integral part of these statements

                           TAM OF HENDERSON, INC.
                       (a development stage company)
                     Statement of Stockholders' Equity
          From January 15, 2004 (Inception) to December 31, 2005



Statement of Stockholders' Equity


                                                 Income (Deficit)
                                                   Accumulated
                         Common Stock   Additional   During        Total
                      ------------------ Paid-in   Development   Stockholders
                        Shares   Amount  Capital      Stage        Equity
                      ---------- ------- ---------- ------------   ----------
January 2004
Founder's Shares
issued for cash        8,000,000 $ 4,000 $          $              $   4,000

Donated capital                              1,450                     1,450

Donated capital                              2,345                     2,345

Shares issued per
504 offering           2,450,000   1,225    11,025                    12,250

Recapitalization
per 2-for-1 split                  5,225    (5,225)                        -

Net (loss) year ended
December 31, 2004                                       (19,239)     (19,239)
                      ---------- ------- ---------- ------------   ----------

Balance,
December 31, 2004     10,450,000 $10,450 $   9,595  $   (19,239)   $     806

Net (loss) year ended
December 31, 2005                                          (806)        (806)
                      ---------- ------- ---------- ------------   ----------

Balance,
December 31, 2005     10,450,000 $10,450 $   9,595  $   (20,045)   $       0
                      ========== ======= ========== ============   ==========


      The accompanying notes are an integral part of these statements

                          TAM OF HENDERSON, INC.
                       (a development stage company)
                          Statements of Cash Flows
      For the year-ended December 31, 2004 and December 31, 2005
   For the period from January 15, 2004 (Inception) to December 31, 2005


Statement of Cash Flows

                                               January 15, 2004
                  Year Ending   Year Ending     (Inception) to
                 December 31,   December 31,     December 31,
                     2005           2004             2005
                 -------------  ------------   ------------------
Cash flows from operating activities:
Net income (loss) $      (806)  $   (19,239)   $        (20,045)
Shares issued in
 exchange for
 services                             4,000               4,000
                  ------------  ------------   -----------------
Net cash provided
 (used) by operating
 activities              (806)      (15,239)            (16,045)

Cash flows from financing activities:
 Donated capital            -         3,795               3,795
 Issuances of
  common stock              -        12,250              12,250
                  ------------  ------------   -----------------
Net cash provided
 (used) by financing
 activities                 -        16,045              16,045
                  ------------  ------------   -----------------

Net increase
 (decrease)
 in cash                 (806)          806                   -
Cash and equivalents-
 beginning                806             -                   -
                  ------------  ------------   -----------------
Cash and equivalents-
 ending                     -           806                   -
                  ============  ============   =================

Supplemental disclosures:
 Interest paid    $         -   $         -    $              -
                  ============  ============   =================
 Income taxes paid$         -   $         -    $              -
                  ============  ============   =================

The accompanying notes are an integral part of these statements

                           TAM OF HENDERSON, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2005


NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

TAM of Henderson, Inc. (the Company) was incorporated under the laws of the state of Nevada on January 15, 2004. The Company has one sole officer and Director. The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company.


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has cash assets of $0 and no debt as of December 31, 2005. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end
--------

The Company has selected December 31 as its year-end.

                           TAM OF HENDERSON, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2005


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES-CONTINUED

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, or operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to complete and execute a business plan in order to supply the needed cash flow.


NOTE 4.   STOCKHOLDERS'EQUITY

Common Stock
------------
On January 16, 2004, the Company issued 8,000,000 shares of its $0.001 par value common stock for services rendered by its sole officer.

On January 16, 200, the sole officer and director of the Company donated $450 of cash for startup costs.

On February 2, 2004, the sole officer and director of the Company donated $100 of cash for startup costs.

On February 18, 2004, the sole officer and director of the Company donated $900 of cash for startup costs.

On September 27, 2004, a shareholder and director of the Company donated $2,345 of cash for operating expenses.

                          TAM OF HENDERSON, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2005


NOTE 4.   STOCKHOLDERS'EQUITY (Continued)

On September 30, 2004, the Company issued 2,450,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering.

On September 30, 2004, the Company effected a 2-for-1 forward split of its $0.001 par value common stock. All references to common stock are retroactively restated to reflect the forward split.

There have been no other issuances of preferred or common stock.

NOTE 5.   RELATED PARTY TRANSACTIONS

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


NOTE 6.    PROVISION FOR INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   ------
                   Total                               -%

NOTE 7.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no assets or lease obligations.

                           TAM OF HENDERSON, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2005


NOTE 8.   RECENT PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No applicable.


ITEM 8a. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934(the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The following table sets forth the current officer and director of TAM of Henderson, Inc., Inc.

Name                        Age                 Position
-------------               ---                 --------------------------
Evagelina Esparza Barrza    66                  President and Director

----------------------------------------------------------------

Biography of Evagelina Esparza Barrza, CEO and Director
-------------------------------------------------------

Evagelina Esparza Barrza, CEO, and Director of TAM of Henderson, Inc., originally began her career as a general nurse in Public Health. She worked in this position for 35-years with the Secretaria de Salubrid y Assistencia in Torreon, Coahuila, Mexico. She subsequently attended law school at Universidad Autonoma de Coahuila, Mexico for six years and graduated from law school in 1992. For the past 12 years, she has been working as a licensed attorney in Mexico.

Mrs. Evagelina Esparza Barrza has assisted numerous firms and individuals in managing their affairs through both the good and the bad times. Her experience ranges from project management teams to demonstrating a successful management consulting practice. Her domestic and international experience, contacts, negotiating and management skills have been met and accomplished the short and long-term goals of her clients. Mrs. Esparza specializes in project management, health care; personnel; and management consulting of operated & non-operated properties and project construction. Her experience in making appropriate recommendations and decisions is demonstrated through the success of her consulting and law practice.

She was President and Director of Absolute Glass Protection, Inc., (Commission File Number: 0-31715) a Nevada Corporation from, April, 2005 to July, 2005. Absolute Glass Protection subsequently merged Jagged Peak, Inc. on
July 8, 2005.

She was President and Director eClic, Inc., a Nevada corporation (Commission File Number: 0-26181) from December, 2003 to December, 2005. eClic has subsequently merged with AngioGenex, Inc. on December 30, 2005.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2005. TMHN intends to pay salaries when cash flow permits.



SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Evagelina Esparza Barrza
    President      2005     -0-            -0-           -0-
    Director       2004     -0-            -0-           -0-

-------------------------------------------------------------------------------

Long Term Compensation Table


                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts  Compensation
     Position     Year              SARs(#)               ($)       ($)
------------------------------------------------------------------------------
Evagelina Esparza Barrza
    President      2005    -0-           -0-                -0-      -0-
    Director       2004    -0-           -0-                -0-      -0-
------------------------------------------------------------------------------


The Company currently does not have employment agreements with its sole executive officer/director. The executive officer/director of the Company has agreed to take no salary until the Company can generate enough revenues to support salaries on a regular basis. The officer will not be compensated for services previously provided. They will receive no accrued remuneration.

Compensation of Directors
-------------------------

No director receives any fee, salary or commission for service as a director. In addition, no such arrangement is contemplated for the foreseeable future.

Audit Committee
---------------
The company does not presently have an Audit Committee. The members of the Board sit as the Audit Committee. No qualified financial expert has been hired because the company is to small to afford such expense.

Code of Ethics
--------------
The company has not adopted a Code of Ethics for the Board and the salaried employees.


Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2005, by each person known by TMHN to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

                                                      Amount
Title   Name and Address                             of shares      Percent
of      of Beneficial                                held by          of
Class   Owner of Shares               Position        Owner          Class(1)
----------------------------------------------------------------------------
Common  Evagelina Esparza Barrza (2)  Pres. Director         0        0%
Common  Bolsa S.A. (3)                Shareholder    8,000,000       76%
---------------------------------------------------------------------------
All Executive Officers, Directors
as a Group  (1 person)                                       0        0%


(1) The percentages listed in the Percent of Class column are based upon 10,450,000 issued and outstanding shares of Common Stock.
(2) Evagelina Esparza Barrza, 11a y Negrete 2050, Apdo. 44, Tijuana, BC 20001, Mexico.
(3) Bolsa, S.A., a Panamanian Company, Edif. Afra, 72 San Franciso, Panama City, Panama. The beneficial owner of Bolsa, S. A. is Lic. David Gonzalez, who is also the President of Bolsa S.A.

B.  Persons Sharing Ownership of Control of Shares

Bolsa, S.A., own shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Preferred Stock

None issued.

F.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore
& Associates, Chartered own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  SUBSEQUENT REPORTS ON FORM 8-K

The Company filed a Current Report dated March 15, 2006, pursuant to Item
2.01 ("Completion of Acquisition or Disposition"); Item 5.01 ("Changes in Control of Registrant"); Item 5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers"); Item 5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year");
Item 5.06. ("Change in Shell Company Status"); Item 8.01 ("Other Events");
and Item 9.01 ("Financials Statements, Pro Forma Financial Information and Exhibits ") entitled the acquisition of Hair Therapists, Inc.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004 included in the Company's Forms 10-KSB for fiscal 2005 were approximately $1,500.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2005 and 2004, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2005 and 2004 were $0 and $0, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 TAM of Henderson, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ Evagelina Esparza Barrza
                                --------------------------------
                                 Name:  Evagelina Esparza Barrza
                                 Title: Director

Dated:  March 28, 2006
----------------------