Form 10QSB
period 2006-03-31
TAM of Henderson, Inc.
filed 2006-05-11
CIK 1336644

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2006
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                     Commission File Number: 000-51516
---------------------------------------------------------------------------

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

                               (702) 498-7365
                    -------------------------------------
                         (Issuer's Telephone Number)
--------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 10, 2006, the registrant's outstanding common stock consisted of 10,450,000 shares, $0.001 par value and no preferred issued.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Report of Independent Registered Public Accounting Firm    4
          Balance Sheet (unaudited)............................      5
          Statements of Operations (unaudited).................      6
          Statements of Cash Flows (unaudited).................      7
          Notes to Financial Statements........................     8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................     10

Item 3. Controls and Procedures................................     14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     15

Item 2.   Changes in Securities and Use of Proceeds............     15

Item 3.   Defaults upon Senior Securities......................     15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     15

Item 5.   Other Information.....................................    15

Item 6.   Exhibits and Reports on Form 8-K......................    15

Signatures......................................................    16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2006. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2006, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED



          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


To the Board of Directors and Stockholders
TAM of Henderson, Inc.
(A Development Stage Company)

We have reviewed the accompanying consolidated interim balance sheets of TAM of Henderson, Inc., as of March 31, 2006 and the associated condensed statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2006. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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


/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada, U.S.A.
May 10, 2006



           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7511 Fax: (702)253-7501

                             TAM of Henderson, Inc.
                         (a Development Stage Company)
                                Balance Sheets
                                 (Unaudited)
                                March 31, 2005
                                March 31, 2006


Balance Sheets

                                                      March 31,  March 31,
                                                        2006       2005
                                                      ---------  ---------
Assets

Current Assets:
   Cash                                               $      0   $    932
                                                      ---------  ---------
Total Assets                                                 0        932
                                                      =========  =========


Liabilities and Stockholders' Equity

Stockholders' equity:
  Series A preferred stock, $0.001 par value,
    2,000,000 shares authorized, no shares
    issued or outstanding                                    -          -
  Series B preferred stock, $0.001 par value,
    2,000,000 shares authorized, no shares
    issued or outstanding                                    -          -
  Series C preferred stock, $0.001 par value,
    1,000,000 shares authorized, no shares
    issued or outstanding                                    -          -
  Common stock, $0.001 par value, 70,000,000
    shares authorized 10,450,000, 10,450,000
    shares issued and outstanding as of 3/31/2005
    and 3/31/2006, respectively                         10,450     10,450
  Additional paid-in capital                             9,595      9,595
  Earnings (Deficit) accumulated during development
    stage                                              (20,045)   (19,113)
                                                      ---------  ---------

                                                             0        932
                                                      ---------  ---------
                                                      $      0   $    932
                                                      =========  =========

  The accompanying notes are an integral part of these financial statements.

                             TAM of Henderson, Inc.
                         (a Development Stage Company)
                            Statements of Operations
                                  (Unaudited)
          For the three months ended March 31, 2005 and March 31, 2006
       For the period from January 15, 2004 (Inception) to March 31, 2006


Statements of Operations

                                                           January 15, 2004
                 Three Months Ending  Three Months Ending   (Inception) to
                      March 31,            March 31,           March 31,
                        2006                 2005                 2006
                 -------------------  -------------------  ----------------
Revenue          $                -   $            3,541   $        19,012
                 -------------------  -------------------  ----------------
Expenses:
Organizational
   costs                          -                    -               450
General and
   administrative
   expenses                       -                3,415            34,607
General and
   administrative
   expenses -
   related party                  -                    -             4,000
                 -------------------  -------------------  ----------------
Total expenses                    -                3,415            39,057
                 -------------------  -------------------  ----------------

Net income (loss)$                -   $              126   $       (20,045)
                 ===================  ===================  ================

Weighted average
 number of common
 shares outstanding-
 basic and fully
 diluted                 10,450,000           10,450,000
                 ===================  ===================

Net income (loss)
 per share-
 basic and fully
 diluted         $            (0.00)  $            (0.00)
                 ===================  ===================

  The accompanying notes are an integral part of these financial statements.

                             TAM of Henderson, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
          For the three months ended March 31, 2005 and March 31, 2006
       For the period from January 15, 2004 (Inception) to March 31, 2006


Statements of Cash Flows
                                                           January 15, 2004
                 Three Months Ending  Three Months Ending   (Inception) to
                      March 31,            March 31,           March 31,
                        2006                 2005                 2006
                 -------------------  -------------------  ----------------
Cash flows from operating activities:
Net income (loss)$                -   $              126   $       (20,045)
Shares issued
 in exchange for
 services                         -                    -             4,000
                 -------------------  -------------------  ----------------
Net cash provided
 (used) by operating
 activities                       -                  126           (16,045)

Cash flows from financing activities:
 Donated capital                  -                    -             3,795
 Issuances of
  common stock                    -                    -            12,250
                 -------------------  -------------------  ----------------
Net cash provided
 (used) by financing
 activities                       -                    -            16,045
                 -------------------  -------------------  ----------------
Net increase
 (decrease) in
 cash                             -                  126                 -
Cash and equivalents-
 beginning                        -                  806                 -
                 -------------------  -------------------  ----------------
Cash and equivalents-
 ending                           -                  932                 -
                 ===================  ===================  ================

Supplemental disclosures:
 Interest paid   $                -   $                -   $             -
                 ===================  ===================  ================
 Income taxes
  paid           $                -   $                -   $             -
                 ===================  ===================  ================

  The accompanying notes are an integral part of these financial statements.

                             TAM of Henderson, Inc.
                         (a Development Stage Company)
                                    Notes


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2005. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2006, the Company has recognized revenues of $19,012 to date and has accumulated operating losses of approximately $39,057 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                            TAM of Henderson, Inc.
                         (a Development Stage Company)
                                     Notes


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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

TAM of Henderson, Inc. ("TMHN" or "the Company"), was incorporated in Nevada on November 3, 2004. TMHN provides a training program to instruct servers/sellers of alcoholic beverages, in the Southern Nevada area, on how to assist customers in making responsible decisions about beverage alcohol.

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

Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, TMHN is the successor issuer to HAIR for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act"). The purpose of this transaction was for TMHN to succeed to the registration status of HAIR under the Exchange Act pursuant to Rule 12g-3. HAIR, a reporting company was not engaged in any business. It was incorporated for the purpose of becoming a fully reporting company and subsequently finding a merger candidate.

TAM of Henderson is an educational medium delivered to the licensed beverage industry in conjunction with liquor control,law enforcement, highway safety and substance abuse organizations. The Company is no longer affiliated with the national Techniques of Alcohol Management organization headquartered in Lansing, MI.

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

TAM of Henderson is currently creating an educational platform to offer a program for businesses that hold alcoholic licensees. TAM of Henderson, plans to offer educational programs to the employees of licensed beverage establishments in Southern Nevada. Licensees, managers, bartenders, servers, door managers, greeters, valet parking attendants, cashiers, stock clerks, etc., can benefit from TAM of Henderson training. The TAM of Henderson course is being customized to include specific information about Nevada state laws, as they relate to the alcohol beverage industry.

Results of Operations
---------------------

The Company generated no revenues for the first Quarter ending March 31, 2006 as compared to $3,541 in revenues for the same period last year. The Company incurred no expenses for the quarter ending March 31, 2005, as compared to $3,415 in expenses for the same period last year. As of March 31, 2006, the Company had an accumulated net loss of $(20,045) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Management is currently exploring various business strategies to enhance its business. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's sole Officer. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

Going Concern - The Company experienced operating losses, since its inception on January 15, 2004 through the period ended March 31, 2006. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year, as the company continues to develop its business operations. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

TAM of Henderson is an educational medium delivered to the licensed beverage industry in conjunction with liquor control,law enforcement, highway safety and substance abuse organizations.

Management has agreed to sustain the Company for the next twelve months by paying an expenses incurred by the Company, without seeking reimbursement for the expenses paid. The Company's need for capital may change dramatically if it acquires an interest in a business opportunity. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources
-------------------------------

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

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2006. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2006. The Company has no employment agreements in place with its sole officer.
Nor does the Company owe its officers any accrued compensation, as the officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

TAM of Henderson's Common Stock is traded on the Pink Sheets (National Quotation Bureau) under the symbol "TMHN." There is a limited market for TMHN shares.

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


Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.


Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2006, the shareholders of the Company approved the purchase of Hair Therapists, Inc., a fully reporting Company. On March 15, 2006, TAM of Henderson, Inc., acquired all the outstanding shares of common stock of Hair Therapists from its sole stockholder in an exchange for $3,000 cash in a transaction where TAM of Henderson is the successor corporation.


ITEM 5.  Other Information

None.


ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

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

Dated:  May 10, 2006
        ------------