Form 10QSB
period 2006-06-30
TAM of Henderson, Inc.
filed 2006-08-10
CIK 1336644

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 000-29245

                             TAM OF HENDERSON, INC.
           (Exact name of small business as specified in its charter)

             Nevada                                      20-0667867
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

             10940 Wilshire Blvd., Suite 1600, Los Angeles, CA 90024
                    (Address of principal executive offices)

                                 (310) 441-1888
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,450,000 shares of Common Stock, $.001 per share, as of August 9, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             TAM OF HENDERSON, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       JUNE 30, 2006 and DECEMBER 31, 2005

                         ASSETS                                               June 30,     December 31,
                                                                               2006           2005
                                                                            -----------    ------------
Current Assets
Cash and cash equivalents                                                   $   336,338    $

Acquisition Deposit                                                           3,056,187
Trade Deposit                                                                   567,905
Due From Shareholder                                                                  0
Refundable Deposits                                                              19,870
Prepaid expenses                                                                 91,475
                                                                            -----------    -----------
Total Current Assets                                                          4,071,775

Property & equipment, net                                                        25,013
Intangible assets                                                                65,046
                                                                            -----------    -----------
Total Assets                                                                $ 4,161,834    $
                                                                            ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                                       $ 1,830,506    $
Income tax payable                                                               94,575
                                                                            -----------    -----------
Total Current Liabilities                                                     1,925,081             --

Stockholders' Equity

Common stock, $.001 par value, 70,000,000
Shares authorized, 30,450,000 issued and outstanding                             30,450         10,450
Preferred Stock Series A 2,000,000 shares
authorized, none  issued and outstanding
Additional paid in capital                                                      332,013          9,595
Other comprehensive income                                                       29,438
Retained earnings                                                             1,844,852        (20,045)
                                                                            -----------    -----------
Total Stockholders' Equity                                                    2,236,753             --
Total Liabilities and Stockholders' Equity                                  $ 4,161,834    $        --
                                                                            ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             TAM OF HENDERSON, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE SIX AND THE THREE MONTHS ENDED JUNE 30, 2006

                                               Six Month          Three Month
                                             Ended June 30,      Ended June 30,
                                                  2006                2006

Commissions, net                              $ 1,692,599         $   928,095

Selling,
General and administrative expenses               567,951             339,495
                                              -----------         -----------
Income from operations                          1,124,648             588,600
                                              -----------         -----------

Other (Income) Expense
Interest income                                     8,355               1,936
Interest expense                                   (1,713)               (809)
                                              -----------         -----------
Total Other (Income) Expense                        6,642               1,127
                                              -----------         -----------
Income before income taxes                      1,131,290             589,727

Provision for income taxes                        170,433              89,199
                                              -----------         -----------
Net income                                    $   960,857         $   500,528
                                              ===========         ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             TAM OF HENDERSON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND YEAR ENDED DECEMBER 31, 2005

                                                                                 6/30/2006          12/31/2005
                                                                                 ---------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                         960,857               (806)
Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation and amortization                                                       19,710
(Increase) / decrease in assets:
Deferred income tax
Prepaid expenses                                                                   (85,694)
Trade Deposits                                                                      (5,341)
Loans Shareholders                                                                 642,608
Deposits                                                                            (1,164)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses                                             (534,277)
Income tax payable                                                                 (62,302)
                                                                                ----------         ----------
Total Adjustments                                                                  (26,460)
                                                                                ----------         ----------

Net cash provided by operating activities                                          934,397               (806)
                                                                                ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment                                                   (20,651)
Cash  of merged subsidiary                                                       1,162,306
Acquisition deposits                                                            (1,755,104)
                                                                                                   ----------
Net cash provided by Investing activities                                         (613,449)
                                                                                ----------         ==========
Effect of exchange rate changes on cash and cash equivalents                        15,390

Net change in cash and cash equivalents                                            336,338               (806)

Cash and cash equivalents, beginning balance                                            --                806
                                                                                                   ----------
Cash and cash equivalents, ending balance                                          336,338                 --
                                                                                ----------         ==========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
                                                                                ==========         ==========
Interest payments                                                                    1,703                 --
                                                                                ==========         ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             TAM OF HENDERSON, INC.
                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2006

                                                         Additional           Other         Retained Earnings         Total
                               Common Stock               Paid-In         Comprehensive       (Accumulated        Stockholders'
                           Shares         Amount          Capital            Income              Deficit)        Equity/Deficit
                           ------         ------          -------            ------              --------        --------------
Balance
December 31, 2005        10,450,000      $10,450             9,595                --              (20,045)         $       --

Foreign currency
translation
adjustments                                                                   15,390
Effect of Merger         20,000,000       20,000           322,418            14,048              904,040           1,260,506
income for the
six months ended
June 30, 2006                                                                                     960,857             960,857
                        -----------------------------------------------------------------------------------------------------
Balance June 30, 2006    30,450,000      $30,450           332,013            29,438            1,844,852           2,236,753
                        =====================================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             TAM OF HENDERSON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

Note 1 - ORGANIZATION

TAM of Henderson, Inc. was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited - BVI was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd was incorporated on March 9, 1998 under the laws of the Peoples Republic of China (PRC). Full Power Enterprise Global Limited owns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively the three corporations are referred to herein as the Company.

The Company is now engaged in the travel business.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Translation Adjustment

As of June 30, 2006 and December 31, 2005 the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars
(USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

                             TAM OF HENDERSON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30,2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.


Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

      Furniture and Fixtures                               5 years
      Automobile                                           5 years
      Computer Hardware and Software                       5 years
      Leasehold Improvements                               5 - 10 years

                             TAM OF HENDERSON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of June 30, 2006 and December 31, 2005, Property, Plant & Equipment consist of the following:

                                                 6/30/06         12/31/05

      Furniture & fixture                       $  2,959            2,959
      Automobile                                  27,426           27,426
      Office equipment                            44,412           44,412
      Leasehold improvements                       7,470
                                                  95,448           74,797
                                                --------         --------
      Accumulated depreciation                   (70,435)         (64,983)
                                                --------         --------
                                                $ 25,013            9,814
                                                ========         ========

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2006 and December 31, 2005, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

                             TAM OF HENDERSON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Statement of Cash Flows

In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from the Company's operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

                             TAM OF HENDERSON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment, an Amendment of FASB Statement No. 123 (FAS No. 123R). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In June 2005, the FASB Staff issued FASB Staff Position 150-5 (FSP 150-5), Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

Note 3 - TRADE DEPOSITS

Trade deposits represents amount held by Airlines and deposits. As of June 30, 2006 and December 31, 2005, the company had paid $ 567,905 and $562,564 respectively as trade deposits.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

                             TAM OF HENDERSON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

Note 5 - INCOME TAXES

The Company through its subsidiary Shenzhen Yuzhilu Aviation Service Co. is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is at a statutory rate of 15%.

      The following is a
      reconciliation of income tax
      expense:

      6/30/2006                                                     Total
                                                                  --------
      Current                                                     $170,433
      Deferred
                                                                  --------
      Total                                                       $170,433
                                                                  ========

      12/31/2005                                                    Total
                                                                  --------
      Current                                                     $     --
      Deferred
                                                                  --------
      Total                                                       $     --
                                                                  ========

Note 6 - COMMITTMENTS

The Company leases various office facilities under operating leases that terminated on various dates during 2005. Rental expense for these leases consisted of $12,475 and $11,260 for the three months ended June, 30 and March 31, 2006 respectively. The Company has no future minimum lease obligations.

The Company has entered into share purchase agreements with five Companies located within the PRC. The agreements call for the purchase of 90% to 100% of the outstanding shares of the five Companies for approximately $5,811,000. As of June 30, 2006 the Company has deposited $3,056,187 toward these acquisitions, respectively.

Note 7 - OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity, at June 30, 2006 and December 31, 2005 are as follows:

                                                   Foreign         Accumulated
                                                   Currency           Other
                                                 Translation      Comprehensive
                                                  Adjustment          Income
                                                  ----------          ------

Balance at December 31, 2005                       $    --           $
                                                   -------           -------
Balance from merge subsidiary                       14,048            14,048
                                                   -------           -------
Changes for 6 month ended 6/30/06                   15,390            15,390
                                                   -------           -------
Balance at June, 30 2006                           $29,438           $29,438
                                                   =======           =======

Note 8 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 9 - MAJOR CUSTOMERS AND CREDIT RISK

The Company derives its income from various Airlines. Most revenue is cleared thru IATA, a centralized reporting platform.

Note 10 - SUBSEQUENT EVENTS

The Company intends to change its name from TAM of Henderson, Inc. to Universal Travel Group. The Company believes that this name change is appropriate because its business is in travel industry. The change in the Company's name will become effective upon the Company's filing of its Amended and Restated Articles of Incorporation, with the Secretary of State of Nevada.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Form 10-QSB.

OVERVIEW

On June 26, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Full Power Enterprises Global Limited ("FPEG") and Jiangping Jiang, Jiangxia Jiang, Luoluo Gao, Jingbo Zhang, Liangzhen Jin, Simple (Hong Kong) Investment & Management Company Limited, First Capital Limited, Value Global International Limited and China US Bridge Capital Limited (collectively, the "FPEG Shareholders"), whereby Merger Sub of Tam, Inc. ("MST"), a wholly owned subsidiary of the Company, merged with and into FPEG, pursuant to the terms and conditions of the Merger Agreement (the "Merger Transaction").

FPEG is a corporation formed under the laws of the British Virgin Island and a holding company that owns all of the issued and outstanding stock of Shenzhen Yu Zhi Lu Aviation Service Company Limited ("YZL"). YZL is the operating company organized under the laws of China.

On July 12, 2006, the Company consummated the Merger Transaction and acquired FPEG from the FPEG Shareholders and thereby indirectly acquired the Chinese operating company YZL.

In exchange for transferring FPEG to the Company, the FPEG Shareholders received stock consideration consisting of 20,000,000 newly issued shares of the Company's common stock, which were divided proportionally among the FPEG Shareholders in accordance with their respective ownership interests in FPEG immediately before the completion Merger Transaction.

The reorganization of the Company was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes.

Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

The Company is now engaged in the travel business.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. All financial information is presented for the 6 months ending June 30, 2006 and the 3 months ending June 30, 2006. Certain columns may not add due to rounding.

                                                     6/30/2006         6/30/2006
                                                     ---------         ---------

Sales, net                                          $1,692,599        $  928,095

General and Administrative Expense                     567,951           339,495
Income from Operations                              $1,124,648        $  588,600

Net sales

Net sales for the 6 months ending June 30, 2006 totaled $1,692,599 compared to $928,095 for the three months ended June 30, 2006.

Gross Profit Margin

Gross profit margin for the 6 months ending June 30, 2006 was 66.4% compared to 63.4% for the three months ending June 30, 2006.

Operating Expense

General and administrative expense for the 6 months ending June 30, 2006 totaled $567,951 or approximately 33.5% of net sales, compared to $339,495 or approximately 36.6% for the three months ending June 30, 2006.

Income from Operations

Income from operations for the six months ended June 30, 2006 was $1,124,648 or 66.5% of net Sales as compared to income from operations of $588,600 for the three months ending June 30, 2006 or 63.4% of net Sales.

Interest Expense

Interest expense for the 6 months ending June 30, 2006 totaled $1,713 compared to $809 for the three months ending June 30, 2006.

Net Income

Net income was $960,857 or 56.7% of net Sales for the 6 months ending June 30, 2006, compared to $500,528 or 53.9% of net Sales for the three months ending June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $336,338 at June 30, 2006 and current assets totaled $4,071,775 at June 30, 2006. The Company's total current liabilities were $1,925,081 at June 30, 2006. Working capital at June 30, 2006 was $2,236,753. We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2006. For the six months ending June 30, 2006, net cash provided by operating activities was $934,397.

Capital expenditures

Total capital expenditures during the six months ending June 30, 2006 was $20,651 for purchase of fixed assets. We have no plans for material capital expenditures during the remainder of 2006.

Working Capital Requirements

Historically operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales and raise capital through private placement offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

RISK FACTORS

                     Risks associated with our Common Stock

There is a limited public market for our common stock. There is currently a limited public market for the common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased, may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

Our common stock may be deemed penny stock with a limited trading market. Our common stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of

1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules" investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We do not intend to pay dividends on our common stock. The Company has no plans for paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our new business plan. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors determines, can be allocated to dividends.

                    Risks related to doing business in China

Our business operations take place primarily in China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses. The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China's central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses. Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government's ability to continue with its reform.

We face economic risks in doing business in China. As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

The Chinese legal and judicial system may negatively impact foreign investors. In 1982, the National Peoples Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the Peoples Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the Peoples Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with Peoples Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards
(1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

-     We will be able to capitalize on economic reforms;
- The Chinese government will continue its pursuit of economic reform policies;
-     The economic policies, even if pursued, will be successful;
-     Economic policies will not be significantly altered from time to time; and
- Business operations in China will not become subject to the risk of nationalization.

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

                    Risk Factors Associated with Our Business

Declines or disruptions in the travel industry generally could reduce our revenue. A large part of the Company's business is currently driven by the trends that occur in the travel industry in China, including the hotel, airline and packaged-tour industries. As the travel industry is highly sensitive to business and personal discretionary spending levels, it tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce travel and are likely to reduce the Company's revenues include the following: a recurrence of SARS or any other serious contagious diseases; increased prices in the hotel, airline, or other travel-related industries; increased occurrence of travel-related accidents; poor weather conditions; and natural disasters. TAM of Henderson, Inc. could be severely affected by changes in the travel industry and will, in many cases, have little or no control over those changes.

We Depend on the Continued Services of Our Executive Officers and the Loss of Key Personnel Could Affect Our Ability to Successfully Grow Our Business. The Company is highly dependent upon the services of its senior management team, particularly Jiangping Jiang, the Chairman and Chief Executive

Officer. The permanent loss for any of the key executives could have a material adverse effect upon the operating results.

Forward Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Controls and Procedures

As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

      On June 26, 2006, the Company entered into an agreement and plan of merger with Full Power Enterprises Global Limited ("FPEG"), Jiangping Jiang, Jiangxia Jiang, Luoluo Gao, Jingbo Zhang, Liangzhen Jin, Simple (Hong Kong) Investment & Management Company Limited, First Capital Limited, Value Global International Limited and China US Bridge Capital Limited (the "Merger Agreement"), whereby Merger Sub of Tam, Inc. ("MST"), a wholly owned subsidiary of the Company, merged with and into FPEG, pursuant to the terms and conditions of the Merger Agreement (the "Merger Transaction"). On July 12, 2006, the Company consummated the Merger Transaction, and in connection therewith, the Company issued to the stockholders of FPEG, 20,000,000 shares of the Company's common stock ("Merger Shares"). The Merger Shares were issued in consideration of all of the outstanding shares of FPEG. The Company believes that the issuance of the Merger Shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Regulation D, inasmuch as the Merger Shares were issued to nine individuals and entities all of whom were shareholders of FPEG, received their shares as a result of the Merger Agreement without any other solicitation and all of whom have agreed that the Merger Shares cannot be resold unless registered for sale under the Securities Act or in a transaction otherwise exempt from such requirements.

Item 4. Submission of Matters to a Vote of Security Holders

In July 2006, shareholders holding 19,800,000 shares (approximately 65.1%) of the shares of our Common Stock outstanding at such time consented in writing, without a meeting, to change our Company's name from TAM of Henderson, Inc. to Universal Travel Group. On or about July 31, 2006, we mailed to our shareholders an information statement on Schedule 14C with respect to such matter and, upon the filing of the Company's Amended and Restated Articles of Incorporation with the Secretary of State of Neveda, we will change our name as described above.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.             Description of Exhibit

31.1       --           Certification of Chief Executive Officer pursuant to
                        Rule 13a-14(a) under the Securities Exchange Act of
                        1934.

31.2       --           Certification of Chief Financial Officer pursuant to
                        Rule 13a-14(a) under the Securities Exchange Act of
                        1934.

32.1       --           Certification of Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                        1350).

32.2       --           Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                        1350).

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2006           TAM OF HENDERSON, INC.


                                By: /s/ Jiangping Jiang
                                    --------------------------------------------
                                    Jiangping Jiang
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Xin Zhang
                                    --------------------------------------------
                                    Xin Zhang
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.             Description of Exhibit

31.1       --           Certification of Chief Executive Officer pursuant to
                        Rule 13a-14(a) under the Securities Exchange Act of
                        1934.

31.2       --           Certification of Chief Financial Officer pursuant to
                        Rule 13a-14(a) under the Securities Exchange Act of
                        1934.

32.1       --           Certification of Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                        1350).

32.2       --           Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                        1350).