Form 10QSB
period 2006-09-30
TAM of Henderson, Inc.
filed 2006-11-09
CIK 1336644

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 000-29245

                             UNIVERSAL TRAVEL GROUP
           (Exact name of small business as specified in its charter)

             Nevada                                      20-0667867
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

             10940 Wilshire Blvd. Suite 1600, Los Angeles, CA 90024
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 443-4151
                                 --------------
                (Issuer's telephone number, including area code)

                             TAM of Henderson, Inc.
               9664 Tapestry Pine Street, Las Vegas, Nevada 89178
               --------------------------------------------------
           Former Name or Former Address, if Changed Since Last Report

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,450,000 shares of Common Stock, $.001 per share, as of November 9, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          UNIVERSAL TRAVEL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    September 30, 2006 and December 31, 2005

                                                               Sept 30,    December 31,
ASSETS                                                           2006          2005
Current Assets
Cash and cash equivalents                                     $1,435,669
Accounts Receivable                                               86,274
Acquisition Deposit                                            3,087,039
Trade Deposit                                                    574,392
Refundable Deposits                                               20,096
Prepaid expenses                                                 110,915
                                                              ----------    ----------
Total Current Assets                                           5,314,385

Property & equipment, net                                         23,029
Intangible assets                                                 57,515
                                                                            ----------
Total Assets                                                  $5,394,929
                                                              ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                         $1,992,683
Income tax payable                                               170,524
                                                              ----------    ----------
Total Current Liabilities                                      2,163,207
                                                              ----------    ----------

Stockholders' Equity

Common stock, $.12 par value, 3,000,000
shares authorized, 3,000,000 issued and outstanding               30,450    $   10,450

Additional paid in capital                                     1,236,053         9.595
Other comprehensive income                                        61,774
Retained earnings                                              1,903,445       (20,045)
                                                              ----------    ----------
Total Stockholders' Equity                                     3,231,722            --
                                                              ==========    ==========
Total Liabilities and Stockholders' Equity                    $5,394,929    $       --
                                                              ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           FOR THE NINE AND THE THREE MONTHS ENDED SEPTEMBER 30, 2006

                                        Nine Months Ended     Three Month Ended
                                        September 30, 2006    September 30, 2006

Sales, net                                  $ 3,197,667          $ 1,505,068

Selling,
General and administrative expenses             966,186              398,236
                                            -----------          -----------
Income from operations                        2,231,481            1,106,832
                                            -----------          -----------

Other (Income) Expense                           23,550               23,550
Interest income                                  10,100                1,745
Interest expense                                 (2,044)                (331)
                                            -----------          -----------
Total Other (Income) Expense                     31,606               24,964
                                            -----------          -----------
Income before income taxes                    2,263,087            1,131,796

Provision for income taxes                      339,597              169,163
                                            -----------          -----------
Net income                                  $ 1,923,490          $   962,633
                                            ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND YEAR ENDED DECEMBER 31, 2005

                                                                      9/30/2006           12/31/2005
                                                                      ---------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                            1,923,490                (806)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                            31,158
(Increase) / decrease in assets:
Accounts receivable                                                     (86,274)
Due from shareholder                                                    642,608
Prepaid expenses                                                       (105,134)
Trade deposits                                                          (11,828)
Deposits                                                                 (1,390)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses                                  (372,100)
Income tax payable                                                       13,647
                                                                    -----------         -----------
Total Adjustments                                                       110,687
                                                                    -----------         -----------

Net cash provided by operating activities                             2,034,177                (806)
                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment                                        (22,584)
Acquisition deposits                                                 (1,785,956)
Cash of merged subsidiary                                             1,162,306
                                                                    -----------         ===========

                                                                    -----------         ===========
Net cash used by Investing activities                                  (646,234)
                                                                    -----------         ===========
Effect of exchange rate changes on cash and cash equivalents             47,726

Net change in cash and cash equivalents                               1,435,669                (806)
Cash and cash equivalents, beginning balance                                 --                 806
                                                                                        -----------
Cash and cash equivalents, ending balance                             1,435,669
                                                                    -----------         ===========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
                                                                    ===========         ===========
Interest payments                                                   $     2,044
                                                                    ===========         ===========
Income Taxes                                                        $   325,950
                                                                    ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                                                              Retained
                                                         Additional          Other            Earnings            Total
                             Common Stock                 Paid-In        Comprehensive     (Accumulated       Stockholders'
                       Shares            Amount           Capital           Income            Deficit)       Equity/Deficit
                    -----------       -----------       -----------      -------------     ------------      --------------
Balance December
31, 2005             10,450,000       $    10,450       $     9,595                         $   (20,045)       $        --

Effect Of
Merger               20,000,000            20,000         1,226,458       $    14,048                            1,260,506

Foreign
currency
translation
adjustments                                                                    47,726                               47,726
income for
the nine
months  ended
September
30,2006                                                                                       1,923,490          1,923,490
                    -----------       -----------       -----------       -----------       -----------        -----------
Balance June
30, 2006             30,450,000       $    30,450       $ 1,236,053       $    61,774       $ 1,903,445        $ 3,231,722
                    ===========       ===========       ===========       ===========       ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

Note 1 - ORGANIZATION

Universal Travel Group, Inc. was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited - BVI was incorporated under the laws of the British Virginia Islands. Shenznen Yuzhilu Aviation Service Co., Ltd was incorporated on March 9, 1998 under the laws of the Peoples Republic of China (PRC). Full Power Enterprise Global Limited owns 100% of the Shenznen Yuzhilu Aviation Service Co., Ltd. Collectively the three corporations are referred to herein as the Company.

The Company is now engaged in the travel business, including airline ticketing and hotel booking services.

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

Translation Adjustment

As of September 30, 2006 and December 31, 2005 the accounts of Universal Travel Group, Inc. were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards
(SFAS) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Travel Group, Inc. and its wholly owned subsidiaries Shenznen Yuzhilu Aviation Service Co., Ltd and Full Power Enterprise Global Limited collectively referred to herein as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Furniture and Fixtures                              5 years
      Automobile                                          5 years
      Computer Hardware and Software                      5 years
      Leasehold Improvements                              5 - 10 years

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 30, 2006 and December 31, 2005 Property, Plant & Equipment consist of the following:

                                           9/30/06         12/31/05
           Furniture & fixture          $    6,267
           Automobile                       27,426
           Office equipment                 54,285
           Leasehold improve                 9,403
                                            97,381
                                        ----------
           Accumulated depreciation       (74,352)
                                        ----------
                                        $   23,029
                                        ==========

Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2006 and December 31, 2005 there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In June 2005, the FASB Staff issued FASB Staff Position 150-5 (FSP 150-5), iss.Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, iss.Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

Note 3 - TRADE DEPOSITS

Trade deposits represents amount held by Airlines and deposits. As of September 30, 2006 the Company had paid $ 574,392 as trade deposits.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

Note 5 - INCOME TAXES

The Company through its subsidiary Shenznen Yuzhilu Aviation Service Co. is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is at a statutory rate of 15%.

                The following is a
                reconciliation of income
                tax expense:

                9/30/2006                        Total
                                             -------------
                Current                      $     339,597
                Deferred
                                             -------------
                Total                        $     339,597
                                             =============

                12/31/2005                   Total   Total
                                             -------------
                Current                      $
                Deferred
                                             -------------
                Total                        $
                                             =============

Note 6 - COMMITTMENTS

The Company leases various office facilities under operating leases that terminated on various dates during 2005. Rental expense for these leases consisted of $36,095 for the nine months ended September 30, 2006. The Company has future minimum lease obligations payable with the next year totaling $3,416.

The Company has entered into share purchase agreements with five companies located within the PRC. The agreements call for the purchase of 90% to 100% of the outstanding shares of the five companies for approximately $5,811,000. As of September 30, 2006 the Company has deposited $3,087,039 towards these acquisitions.

Note 7 - OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity, at September 30, 2006 are as follows:

                                          Foreign Currency     Accumulated Other
                                             Translation         Comprehensive
                                             Adjustment             Income
                                          ----------------     -----------------
Transferred in from merger                   $   14,048           $   14,048
                                             ----------           ----------
Changes for 9 month ended 9/30/06                47,726               47,726
                                             ----------           ----------
Balance at September, 30 2006                $   61,774           $   61,774
                                             ==========           ==========

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. All financial information is presented for the nine months ending September 30, 2006 and the three months ending September 30, 2006. Certain columns may not add due to rounding.

                                                     9/30/2006         9/30/2006
                                                     ---------         ---------

Sales, net                                          $3,197,667        $1,505,068

General and Administrative Expense                     966,186           398,236
Income from Operations                              $2,231,481        $1,106,832

Net sales

Net sales for the three months ending September 30, 2006 totaled $1,505,068 compared to $928,095 for the three months ended June 30, 2006.

Gross Profit Margin

Gross profit margin for the three months ending September 30, 2006 was 73.5% compared to 66.4% for the three months ending June 30, 2006.

Operating Expense

General and administrative expense for the three months ending September 30, 2006 totaled $398,236 or approximately 26.5% of net sales, compared to $339,495 or approximately 36.6% for the three months ending June 30, 2006.

Income from Operations

Income from operations for the three months ended September 30, 2006 was $1,124,648 or 66.5% of net Sales as compared to income from operations of $588,600 for the three months ending June 30, 2006 or 63.4% of net Sales.

Interest Expense

Interest expense for the three months ending September 30, 2006 totaled $331 compared to $809 for the three months ending June 30, 2006.

Net Income

Net income was $962,633 or 63.96% of net Sales for the three months ending September 30, 2006, compared to $500,528 or 53.9% of net Sales for the three months ending June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $1,435,669 at September 30, 2006 and current assets totaled $5,314,385 at September 30, 2006. The Company's total current liabilities were $2,163,207 at September 30, 2006. Working capital at September 30, 2006 was $3,151,178. We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2006. For the nine months ending September 30, 2006, net cash provided by operating activities was $2,034,177.

Capital expenditures

Total capital expenditures during the nine months ending September 30, 2006 were $22,584 for purchase of fixed assets. We have no plans for material capital expenditures during the remainder of 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

In July 2006, shareholders holding 19,800,000 shares (approximately 65.1%) of the shares of our Common Stock outstanding at such time consented in writing, without a meeting, to change our Company's name from TAM of Henderson, Inc. to Universal Travel Group. On or about July 31, 2006, we mailed to our shareholders an information statement on Schedule 14C with respect to such matter and, on August 21, 2006, we will change our name as described above.

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

Dated: November 9, 2006         UNIVERSAL TRAVEL GROUP


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