Form 10QSB/A
period 2006-09-30
TAM of Henderson, Inc.
filed 2006-11-24
CIK 1336644

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A is being filed to correct typographical errors contained in the "Results of Operations" section of Item 2 of Part I in the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2006 that was filed on November 9, 2006 (the "Report"). The typographical errors pertain to the Gross Profit Margin percentage for the Second Quarter, the Income from Operations amount and percentage for the Third Quarter, and the Net Income percentage for the Third Quarter. The numbers in the financial statements were correct and none are being changed.

This Amendment No. 1 to the Report does not alter any part of the content of the Report, except for the changes provided herein. This Amendment No. 1 continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report.

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

Gross Profit Margin

Gross profit margin for the three months ending September 30, 2006 was 73.5% compared to 63.4% for the three months ending June 30, 2006.

Operating Expense

General and administrative expense for the three months ending September 30, 2006 totaled $398,236 or approximately 26.5% of net sales, compared to $339,495 or approximately 36.6% for the three months ending June 30, 2006.

Income from Operations

Income from operations for the three months ended September 30, 2006 was $1,106,832 or 73.5% of net Sales as compared to income from operations of $588,600 for the three months ending June 30, 2006 or 63.4% of net Sales.

Interest Expense

Interest expense for the three months ending September 30, 2006 totaled $331 compared to $809 for the three months ending June 30, 2006.

Net Income

Net income was $962,633 or 64% of net Sales for the three months ending September 30, 2006, compared to $500,528 or 53.9% of net Sales for the three months ending June 30, 2006.

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

Dated: November 21, 2006        UNIVERSAL TRAVEL GROUP


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