Form 10KSB
period 2006-12-31
UNIVERSAL TRAVEL GROUP
filed 2007-03-27
CIK 1336644

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended DECEMBER 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number 000-51516

                             Universal Travel Group
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           NEVADA                                      20-0667864
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

       10940 WILSHIRE BOULEVARD, SUITE 1600, LOS ANGELES, CALIFORNIA 90024
                    (Address of Principal Executive Offices)

                                 (310) 443-4151
                 (Issuer's Telephone Number Including Area Code)

          (Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

The issuer's revenues for its most recent fiscal year: $10,013,788.

As of March 23, 2007, the aggregate market value of the voting stock held by non-affiliates of the issuer was $21,053,200, based on the closing price of $1.46 per share of its common stock on the OTC Bulleting Board on March 26, 2007. As of March 26, 2007, 34,220,000 shares of the issuer's common stock, par value $.001 per share were outstanding.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

Documents incorporated by reference: None

                             Universal Travel Group
                                   Form 10-KSB
                                Table of Contents

                                                                        Page
           PART I

Item 1.    Description of Business                                      1

Item 2.    Description of Property                                      11

Item 3.    Legal Proceedings                                            12

Item 4.    Submission of Matters to a Vote of Security Holders          12

           PART II

Item 5.    Market for the Trust's Beneficial Units                      12

Item 6.    Management's Discussion and Analysis or Plan of Operation    13

Item 7.    Financial Statements                                         18

Item 8.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                       18

Item 8a.   Controls and Procedures                                      18

Item 8b.   Other Information                                            19

           PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons
           and Corporate Governance; Compliance With
           Section 16(a) of the Exchange Act                            19

Item 10.   Executive Compensation                                       20

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Beneficial Interest Matters           21

Item 12.   Certain Relationships and Related Transactions, and Director
           Independence                                                 22

Item 13.   Exhibits                                                     22

Item 14.   Principal Accountant Fees and Services                       22

           Financial Statements                                         F-1-F-14

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

Cautionary Notice Regarding Forward Looking Statements

      Universal Travel Group (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Description of Business.

History and Organization

      The Company was incorporated on January 28, 2004, in and under the laws of the state of Nevada. The Company was originally incorporated to operate a hair salon in Las Vegas, Nevada.

      On March 15, 2006, the Company entered into and Acquisition Agreement and Plan of Merger (the "Acquisition Agreement") with TAM of Henderson, Inc. ("TAM"), whereby TAM acquired all of the outstanding shares of common stock, par value $.001 per share (the "Common Stock") of the Company from its then sole stockholder and simultaneously merged with and into the Company, with the Company as the surviving corporation. Subsequent to the consummation of the Acquisition Agreement, the company was engaged in the business pf providing training programs to instruct servers and sellers of alcoholic beverages in the Southern Nevada area on how to assist customers in making responsible decisions about alcoholic beverages.

      On June 20, 2006, Mr. Xiao Jun ("Jun"), the Company's former officer and director, and the then majority shareholder of the Company (the "Seller") consummated Jun's purchase of shares of capital stock of the Company in accordance with the terms and conditions of that certain Share Purchase Agreement, dated as of June 2, 2006, by and between Jun and the Seller (the "Purchase Agreement"). Pursuant to the Purchase Agreement, Jun acquired 8,000,000 shares of the Company's Common Stock, for an aggregate purchase price of $435,000 (the "Stock Transaction"). Therefore, after giving effect to the Stock Transaction, Jun held an aggregate of 8,000,000 shares of the 10,450,000 shares of the Company's Common Stock then issued and outstanding, constituting, in the aggregate, 77% of the then issued and outstanding shares of Common Stock of the Company, effecting a change in the controlling interest of the Company.

      Prior to the closing of the Stock Transaction, Evagelina Esparza Barrza had been Chief Executive Officer and a director of the Company. Effective upon the closing of the Stock Transaction and the filing and distribution of such documents as required under the Securities Exchange Act of 1934, as amended, and the expiration of all applicable grace periods, Jun was appointed to, and Ms. Barrza resigned from, the Board of Directors of the Company. In addition, Jun was elected to serve as Chief Executive Officer of the Company.

      On July 12, 2006 (the "Effective Date"), the Company consummated that certain Agreement and Plan of Merger, dated as of June 26, 2006, by and among the Company, Merger Sub of Tam, Inc. ("MST"), a wholly owned subsidiary of the Company, Full Power Global Limited ("FPRG"), and the shareholders of FPEG (the "Merger Agreement"), whereby MST merged with and into FPEG and the FPEG Shareholders received 20,000,000 shares of Common Stock of the Company in exchange for their shares of FPEG (the "Merger Transaction"), which were divided proportionally among the FPEG Shareholders in accordance with their respective ownership interests in FPEG immediately before the consummation of the Merger Transaction. As a result of the Merger Transaction, FPEG, the surviving corporation, became the Company's wholly owned subsidiary, and MST ceased to exist. FPEG owns all of the issued and outstanding capital stock of Shenzhen Yu Zhi Lu Aviation Service Company Limited, a company organized under the laws of China ("YZL").

      As a result of the Merger Transaction, a change of control of the Company occurred as of the Effective Date. Prior to the Effective Date, the controlling shareholder of Company was Jun, who held approximately 77% of the then issued and outstanding shares of Common Stock of the Company. As of the Effective Date, the FPEG Shareholders became the controlling shareholders of the Company, owning in the aggregate approximately 66% of the issued and outstanding shares of Common Stock of the Company as of the Effective Date. Jiangping Jiang ("Jiang"), the Company's present Chairman and Chief Executive Officer acquired 11,800,000 shares of the Common Stock of the Company. After giving effect to the Merger Transaction, Jiang held 38.8% of the then issued and outstanding shares of the Common Stock of the Company.

      Prior to the closing of the Merger Transaction, Jun had been Chairman, Chief Executive Officer and sole director of the Company. Effective upon the filing and distribution of such documents as are required under the Securities Exchange Act of 1934, as amended, and the expiration of all applicable grace periods, Jiang, who prior to the Merger Transaction was a shareholder of FPEG, Xin Zhang and Hoi-Yui Lee were appointed to, and Jun resigned from, the Board of Directors of the Company.

      On the Effective Date, Jun resigned from his position as Chairman and Chief Executive Officer of the Company. As Sole Director of the Company, Jun appointed Jiang to the positions of Chairman and Chief Executive Officer, Hoi-Yui Lee to the position of Secretary and Xin Zhang to the position of Chief Financial Officer.

Our Business

SHENZHEN YU ZHI LU AVIATION SERVICE COMPANY LIMITED

      YZL was organized under the laws of China in March 1998. YZL is primarily engaged in China domestic and international airline ticketing services and cargo transportation agency services as well as international lines through Hong Kong, Macao and Taiwan. Additionally, YZL also provides hotel reservations, packaged tours, and air delivering.

      The three main activities of the company developed over the years include Air Tickets Booking, Hotel Booking, and Tour Routing for Customers. The company also owns an aviation network (www.cnutg.com) that provides a complete air tickets sales network.

      YZL's competitors include Lai Si Da Aviation Service Company Limited, Zhong Hao Hui Freight and Flight Agency Company Limited, Da Zhi Cheng Aviation Service Company Limited, Shenzhen Shi Xun Industry Company Limited, and Tempus International Logistic Company Limited.

      YZL initiates advertising or promotion activities on the company's services, including roadside billboards, brochures, internet ads, cell phone messages ads, newspapers and magazines ads.

Employees

      At the current time, in addition to our officers, we have 321 employees.

Risk Factors

The reader should carefully consider each of the risks described below. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline significantly.

Risk Factors of the Company

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

      Our common stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules" investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations; (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

New management's decision to change the business focus of the Company from the alcohol beverage educational service industry to the travel industry could ultimately prove to be unsuccessful, harming our business operations and prospects.

      New management has recently changed the Company's business focus from the alcohol beverage educational service industry to the travel industry. Accordingly, a substantial portion of our management's time will be directed toward the pursuit of identifying and acquiring business opportunities in the travel industry. There can be no assurance that new management will be able to properly manage the direction of the Company or that any ultimate change in the Company's business focus will be successful. If new management fails to properly manage and direct the Company, the Company may be forced to scale back or abandon its existing operations, which will cause the value of our shares to decline.

We have not and do not anticipate paying any dividends on our common stock, because of this our securities could face devaluation in the market.

      We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our new business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements.

      As a public company we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

      In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2007, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of
Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over the Company.

      Our Amended and Restated Articles of incorporation authorizes the issuance of:

      Two million (2,000,000) authorized Series A Preferred Shares with a par value of $0.001 and such other terms as determined by the board of Directors of the corporation prior to their issuance. Each Series A Preferred Share shall have voting rights and shall carry a voting weight equal to ten (10) Common Shares. Each Series A Preferred Share may be converted into ten (10) Common Shares upon approval by the Board of Directors of the corporation.

      Two million (2,000,000) authorized Series B Preferred Shares with a par value of $0.001 per share and such other terms as may be determined prior to their issuance by the Board of Directors. Each Series B Preferred Share shall have voting rights and shall carry a voting weight equal to two (2) Common Shares. Each Series B Preferred Share may be converted into two (2) Common Shares upon approval by the Board of Directors.

      One million (1,000,000) authorized Series C Preferred Shares with a par value of $0.001 per share and such other terms as may be determined by the Board of Directors prior to their issuance. No Series C Preferred Share shall have voting rights.

      The Preferred Stock of the Company may be issued from time to time without prior approval by the stockholders. The Preferred Stock may be issued for such consideration as may be fixed from time to time by the Board of Directors. The Board of Directors may issue such shares of Preferred Stock in one or more series, with such designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution of resolutions.

      The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our Company or make removal of management more difficult. As a result, the Board of Directors' ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

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

      A large part of the Company's business is currently driven by the trends that occur in the travel industry in China, including the hotel, airline and packaged-tour industries. As the travel industry is highly sensitive to business and personal discretionary spending levels, it tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce travel and are likely to reduce the Company's revenues include the following:

o     a recurrence of SARS or any other serious contagious diseases;
o increased prices in the hotel, airline, or other travel-related industries;
o     increased occurrence of travel-related accidents;
o outbreak of war or conflict across the Taiwan Strait or elsewhere in the Asia-Pacific region;
o increases in terrorism or the occurrence of a terrorist attack in the Asia-Pacific region or elsewhere;
o     poor weather conditions; and
o     natural disasters.

      The Company could be severely affected by changes in the travel industry and will, in many cases, have little or no control over those changes. As a result of any of these events, our operating results and financial conditions could be materially and adversely affected.

We Depend on the Continued Services of Our Executive Officers and the Loss of Key Personnel Could Affect Our Ability to Successfully Grow Our Business.

      The Company is highly dependent upon the services of its senior management team. The permanent loss for any of the key executives could have a material adverse effect upon the operating results.

Our operating history may not serve as an adequate basis to judge our future prospects and operating results.

      We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in evolving industries such as the travel service industry in China. Some of the risks relate to our ability to:

      o attract and retain customers and encourage our customers to engage in repeat transactions;
      o retain our existing agreements with travel suppliers such as hotels and airlines and to expand our service offerings on satisfactory terms with our travel suppliers;
      o operate, support, expand and develop our operations, our call center, our website, and our communications and other systems;
      o     diversify our sources of revenue;
      o     maintain effective control of our expenses;
      o     attract and retain qualified employees;
      o     raise additional capital;
      o     respond to changes in our regulatory environment; and
      o     respond to competitive market conditions.

      If we are not successful in addressing any or all of these risks, our business may be materially affected in an adverse manner.

Our results are likely to fluctuate because of seasonality in the travel industry in China.

      Our business travel operations experience seasonal fluctuations, reflecting seasonal variations in demand for travel services. During the first quarter, demand for travel services generally declines and the number of bookings flattens or decreases, in part due to a slowdown in business activity during the Chinese New Year holiday. Demand for travel services generally peaks during the second half of the year and there may be seasonal fluctuations in allocations of travel services made available to us by travel suppliers. Consequently, our revenues may fluctuate from quarter to quarter.

If we fail to attract and retain customers in a cost-effective manner, our ability to grow and maintain profitability may be impaired.

      Our business strategy is substantially dependent on our ability to increase the overall number of airline and hotel customer transactions with us in a cost-effective manner. In order to increase the number of transactions, we must attract new visitors to our call center and website, convert these visitors into paying customers and capture repeat business from existing customers. Although we have spent significant financial and other resources on sales and marketing and plan to continue to do so, we cannot assure you that these efforts will be cost-effective in attracting new customers or increasing transaction volume. If we do not achieve our marketing objectives, our ability to grow our revenues and maintain profitability may be impaired.

Our business may be harmed if we fail to strengthen our corporate image recognition among current and potential customers, suppliers and business partners.

      We believe that we must be successful in the promotion of our corporate image in order to continue to grow our business and secure new business relationships. We must introduce new consumers to our name and ensure that the name is associated with quality and value. We cannot assure you that we will be successful in our efforts to introduce the name to a wider group of consumers or that we will be successful in establishing our brand image among consumers. If we fail to strengthen our name recognition among our current and potential customers, suppliers and business partners, our operating results and financial condition may be adversely affected.

Our business depends on the technology infrastructure of third parties.

      We rely on third-party computer systems and other service providers, including the computerized reservation systems of airlines and hotels to make reservations and confirmations. Other third parties provide, for instance, our back-up data center, telecommunications access lines, significant computer systems and software licensing, support and maintenance service and air-ticket delivery. Any interruption in these or other third-party services or deterioration in their performance could impair the quality of our service.

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

      Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries, could significantly affect the government's ability to continue with its reform.

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

Any slowdown of economic growth in China could have a negative effect on our business.

      We cannot assure you that the growth of the economy in China will continue or that any slowdown will not have a negative effect on our business.

Our online business relies on the existence of an adequate telecommunications infrastructure for continued growth of China's internet market.

      Although private sector Internet service providers currently exist in China, almost all access to the Internet is maintained through a network owned by China Netcom under the regulatory supervision of China's Ministry of Information Industry. In addition, the national networks in China connect to the Internet through a government-controlled international gateway. This international gateway is the only channel through which a domestic Chinese user can connect to the international Internet network. We rely on this infrastructure and China Netcom to provide data communications capacity, primarily through local telecommunications lines. We cannot assure you that this infrastructure will be further developed. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure. The Internet infrastructure in China may not support the demands associated with continued growth in Internet usage.

We may suffer currency exchange losses if the Renminbi depreciates relative to the U.S. Dollar.

      Our reporting currency is the U.S. dollar. However, a substantial portion of our assets and revenues are denominated in the Chinese currency, Renminbi, commonly referred to as RMB. Our assets and revenues expressed in our U.S. dollar financial statements will decline in value if the Renminbi depreciates relative to the U.S. dollar. Any such depreciation could adversely affect the market price of our common stock. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations and we do not intend to engage in any such transactions. In addition, our currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert Renminbi into U.S. Dollars.

We may not be able to freely convert Renminbi into foreign currency.

      A portion of our revenues and operating expenses will be denominated in Renminbi while a portion of our capital expenditures are denominated in U.S. dollars.

      Under current Chinese regulations, the payment of dividends, trade and service-related foreign transactions to a foreign investor of a foreign-invested enterprise is treated as a "current account" payment for which the approval of the State Administration of Foreign Exchange is not required. However, in order to distribute dividends we may be required to file documentation to a designated foreign exchange bank. The Bank must certify that all requirements have been met, such as payment of taxes, directors' approval and a capital verification report issued by an accounting firm. If a foreign-invested enterprise dissolves, a return of capital, which includes foreign direct investment, is treated as a "capital account" payment. This typically requires approval of the State Administration of Foreign Exchanges' in addition to the filing of documentation.

      We may currently convert Renminbi for transactions under the "current account" without the approval of the State Administration of Foreign Exchange for settlement of "current account" transactions, including payment of dividends, by providing commercial documents evidencing these transactions. They may also retain foreign exchange in their current accounts (subject to a ceiling approved by the State Administration of Foreign Exchange) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese governmental authorities may limit or eliminate the ability to purchase and retain foreign currencies in the future. Such change of policy would materially and adversely affect our business, financial condition and results of operations.

Our shareholders may not be able to enforce U.S. civil liabilities claims arising under the Securities Laws of the United States or any State thereof.

      Our operations and assets are largely outside the United States and are held through wholly-owned subsidiaries incorporated under the laws of China and the British Virgin Islands. Many of our directors and officers are nationals and/or residents of China. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of the China would recognize or enforce judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in these countries against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

      The practical effect of the Peoples Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the Peoples Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with Peoples Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards
(1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Economic Reform Issues

      Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

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

      To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

ITEM 2: DESCRIPTION OF PROPERTY

      Presently, our principal executive offices are maintained at 10940 Wilshire Blvd., Suite 1600, Los Angeles, California 90024. Such offices are leased with monthly rental payments of $1,200.

      YZL leases seven offices, all of which are located in China, with monthly rental payments of $7,820 (for 1, 2, and 7). The locations of such offices are as follows: (1) Nanshan Branch: Room A01, 1st Floor Lobby, Yi Hai Square, Chuang Ye Road, Nanshan Qu, Shenzhen City; (2) Luohu Branch: 1st Floor Lobby, Dongmen Hotel, Hubei Road, Luohu Qu, Shenzhen City; (3) Baoan Airport Branch: AT34, Area A, Shenzhen Baoan Airport; (4) Fuyong Branch: No. 129. Bai Shi Sha Blvd, Fuyong Zhen, Shenzhen City; (5) Longhua Zhuojing Branch: No.11 Sheng Di Long Quan, Ban Ren Min Bei Road, Longhua Blvd, Shenzhen City; (6) Xinzhou Branch: 1st Floor Business Center, Chu Tian Hotel, Hubei Building, Bin He Road, Shenzhen City; and
(7) Headquarter: No. 2008 Shennan Road, Hua Lian Building Suite 405-409, Shenzhen City.

      As a result of the Merger Transaction, the executive offices of the Company were relocated from Shennan Zhong Road, Shenzhen City, China to our current location. Prior the closing of Stock Transaction, our executive offices were located at 9664 Tapestry Pine Street, Las Vegas, Nevada 89178.

ITEM 3: LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In July 2006, shareholders holding 19,800,000 shares (approximately 65%) of the shares of our Common Stock outstanding at such time consented in writing, without a meeting, to change our Company's name from "TAM of Henderson, Inc." to "Universal Travel Group". On or about July 31, 2006, we mailed to our shareholders an information statement on Schedule 14C with respect to such matter, and, on August 21, 2006, we changed our name as described above.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the over-the-counter market (the OTC Bulletin Board) with quotations reported on the National Association of Securities Dealers Automatic Quotation System (NASDAQ), Small Cap Market, under the symbol "UTVG".

      As of March 22, 2007, there were approximately 77 holders of record of the Common Stock, including record holders which may hold such stock for beneficial owners and which have not been polled to determine the extent of beneficial ownership.

      The prices set forth below reflect the quarterly high and low bid price information for shares of our common stock during the Fiscal Year ended December 31, 2006. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                        Quarterly summary of stock price
       ------------------------------------------------------------------

                                     High                          Low
                                     ----                          ---
           Q1 2006                    N/A                          N/A
           Q2 2006                    N/A                          N/A
           Q3 2006                  $ 1.20                       $ 0.65
           Q4 2006                  $ 1.66                       $ 0.35

      Additionally, the Company is also authorized to issue 5,000,000 shares, $0.001 par value, of preferred stock. As of the date of this Annual Report, no shares of preferred stock were issued or outstanding.

      Our Common Stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Established customers are generally institutions with assets in excess of $5,000,000, and accredited investors are individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our common stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

      The Company has never paid cash dividends on its Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available. The Company intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

OVERVIEW AND PLAN OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the year ended December 31, 2006. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects", "intends", "may", or "should" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

      During the fiscal year ended December 31, 2006, the Company consummated the Merger Transaction, whereby the Company acquired FPEG and YZL from the shareholders of FPEG in exchange to the issuance of 20,000,000 shares of the Company's common stock to the shareholders of FPEG. The Merger Transaction is treated as a capital transaction, rather than a business combination, and is equivalent to the issuance of stock by FPEG for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Merger Transaction will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. The operations of the Company will continue as that of FPEG and YZL.

      For the immediate future the Company intends to focus its efforts on the activities of YZL. The Company's short to mid-term strategic plan is to focus on Chinese domestic market expansion. The Company's long-term strategic goal is to expand its market to overseas countries.

      The Company may issue additional shares of its capital stock to raise additional cash for working capital during the next twelve months. The Company has not decided on the amount of cash needed for working capital at this point. Working capital will be used for expanding the Chinese domestic market by establishing more sales points or owned chain stores in eastern China, hiring more sales persons, and expanding current distribution channels.

RESULTS OF OPERATIONS

      The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. All financial information is presented for the years ending December 31, 2006 and 2005. Amounts for 2005 are historical information of the operating company prior to merger.

                                                    12/31/2006        12/31/2005
                                                    ----------        ----------

Gross Revenues,                                    $10,013,788        $2,761,703

Cost of Service                                      4,594,376           143,609
                                                   -----------        ----------

Revenues, net                                      $ 5,419,412        $2,618,094

General and Administrative Expense                   2,303,474         1,034,488
                                                   -----------        ----------
Income from Operations                             $ 3,115,938        $1,583,606

      In the year 2006, the company has added new air cargo transportation and hotel booking services, which created two different segments of operations for the company as showed in the below chart. Since the existing operations are commission based only, with normal costs attached, it generated a gross profit margin of 93.51%. As for the new operations, it is not commission based and the company incurs all of the costs relating to these revenues, generating a gross profit margin of 21.40%. Altogether, the gross profit margin for the year 2006 is 54.12%.

                         Existing          New           Total          Total
                        Operations     Operations        2006           2005
                        ----------     ----------        ----           ----

Gross Revenues           4,544,020      5,469,768     10,013,788      2,761,703
COGS                                   -4,299,336     -4,299,336
COGS                      -295,040                      -295,040       -143,609
                       --------------------------------------------------------
Gross Profit             4,248,980      1,170,432      5,419,412      2,618,094
                       ========================================================

GP%                          93.51%         21.40%         54.12%         94.80%

Gross Revenues

      Gross Revenues for the years ending December 31, 2006 totaled $10,013,788 compared to $2,761,703 for the same period in 2005, an increase of 263%. This increase was attributable an increasing customer base as well as new business air cargo transportation and hotel booking services added during 2006.

Net sales

      Net revenues for the years ending December 31, 2006 totaled $5,419,412 compared to $2,618,094 for the same period in 2005, an increase of 107%. This increase was attributable an increasing customer base as well as new business air cargo transportation and hotel booking services added during 2006.

Gross Profit Margin

      Gross profit margin for the years ending December 31, 2006 was 54.12% compared to 94.80% 2005. This decrease was attributable different segments of operations and various changes to the types of available ticketing services.

Operating Expense

      General and administrative expense for the year ending December 31, 2006 totaled $2,303,474, which included unpaid stock based compensation totaling approximately, $950,000, or approximately 42.5% of net sales, compared to $1,034,488 or approximately 39.5% of net sales for 2005. The increase of general and administrative expense was mostly due to consulting expenses incurred in 2006, which was subsequently paid through the issuance of shares of our common stock, and additional costs and expenses related to newly added services.

Interest Expense

      Interest expense for the year ending December 31, 2006 totaled $2,754 compared to $1,524 for 2005.

Net Income

      Net income was $2,558,478 or 47.2% of net revenues for the year ending December 31, 2006, compared to $1,377,484 or 52.6% of net Sales for 2005.

LIQUIDITY AND CAPITAL RESOURCES

      Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $1,043,555 at December 31, 2006 and current assets totaled $7,462,333 at December 31, 2006. The Company's total current liabilities were $3,655,079 at December 31, 2006. Working capital at December 31, 2006 was $3,807,254. We believe that the funds available to us are adequate to meet our operating needs in 2007. For the year ending December 31, 2006, net cash provided by operating activities was $1,432,632.

Capital expenditures

      Total capital expenditures during the year ending December 31, 2006 were $60,406 for purchase of fixed assets. We have no plans for material capital expenditures during 2007.

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

CRITICAL ACCOUNTING POLICIES

      Our significant accounting policies are more fully described in Note 2 to the audited financial statements included with this Annual Report. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

      In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB No. 140" (SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentation and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of its consolidated operations.

      In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition or results of its consolidated operations.

      In September 2006, SFAS 158, "Employers' Accounting for Defined Benefit Pensions and Other Post-Retirement Plans" ("SFAS 158"), was issued by the Financial Accounting Standards Board ("FASB") and is effective for financial statements for fiscal years ending after December 15, 2006. SFAS 158 improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occurred through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement or financial position, with limited exceptions. We anticipate that SFAS 158 will not have a material impact on our financial statements.

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for out 2006 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our consolidated financial statements. The adoption of SAB No. 108 is not expected to have a material impact on the consolidated financial statements.

      In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company anticipates adopting FIN 48 in the fiscal year starting January 1, 2007 and cannot reasonably estimate the impact of this interpretation at this time.

ITEM 7: FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section to this report on pages F-1 through F-14.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On June 23, 2006, the Company dismissed Moore & Associates, Chartered ("MAC"), and retained Morgenstern & Company, CPA's, P.C. ("Morgenstern") to serve, as its principal independent accountant. The decision to dismiss MAC, and retain Morgenstern, as the Company's principal independent accountant was made by the Company's Board of Directors. MAC's report on the Company's financial statements for each of the past two years did not contain an adverse opinion or disclaimer of opinion, except that such report dated March 6, 2006, for the periods from January 15, 2004 (inception) through December 31, 2004, and from January 1, 2005, through December 31, 2005, expressed "substantial doubt" as to the Company's ability to continue as a going concern and stated that the "financial statements do not include any adjustments that might result from the outcome of this uncertainty." During the period from inception of the Company through December 31, 2004, and the fiscal year ended December 31, 2005,and from January 1, 2006, through June 26, 2006, the date of MAC's dismissal, there were no disagreements (within the meaning of Instruction 4 of Item 304 of Regulation S-K) between the Company and MAC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of MAC, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report and there have been no reportable events (as defined in Item 304 of Regulation S-K).

ITEM 8A: CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      There were no changes in internal controls over financial reporting that occurred during the fiscal year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

      None.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS: COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth information with respect to the current directors and executive officers of the Company.

Name                    Age       Title
----                    ---       -----
Jiangping Jiang         45        Chairman, Chief Executive Officer and Director
Xin Zhang               38        Chief Financial Officer and Director
Jing Xie                25        Secretary and Director

Jiangping Jiang -

      Ms. Jiang has served as our Chairman and Chief Executive Officer since July 2006. Prior to founding the YZL in 1998, Ms. Jiang held positions in the airline industry and in government. From 1991 to 1998, she was the manager of Shenzhen International Airlines Agency. From 1982-1991, she served as a member of the Chongqing municipal government planning committee, and from 1979 to 1982, she was employed by Chengdu airport.

Xin Zhang -

      Ms. Zhang has served as our Chief Financial Officer since July 2006. Ms. Zhang has over 15 years experience in corporate finance, having worked as an accountant, finance manager, CFO, and Managing Director of an auditing firm. She has formerly worked at China Construction Bank Hubei branch, Shenzhen Zhongju Investment Ltd., Meidun Ltd., and Jia Zheng Hua CPA.

Jing Xie -

      Mr. Xie has served as our Secretary since December 2006. From March 2005 to December 2006, Mr. Jing Xie has served as a Deputy General Manager at YZL. Mr. Xie graduated from Economics & Business Faculty, University of Sydney, located in Sydney, Australia, with a Bachelor of Commerce degree.

CODE OF ETHICS

      The Company has not yet adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions because, until recently, we have not been an operating company. The Company expects to prepare a Code of Ethics in the near future.

AUDIT COMMITTEE

      Presently we do not have an Audit Committee. We intend to establish an Audit Committee and such other committees as may be required when sufficient members and resources are available, and at such time the Company's Board of Directors will establish the Audit Committee. The Audit Committee will have a designated Audit Committee Financial Expert who will be responsible for reviewing the results and scope of the audit, and other services provided by the independent auditors, and review and evaluate the system of internal controls. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish the committees.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under that Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to that Act, the Company believes that during fiscal year ended November 30, 2006 all filing requirements applicable to Reporting Persons were complied with, and no Form 5 is required.

ITEM 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended December 31, 2006, 2005 and 2004. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

                           Summary Compensation Table

--------------------------------------------------------------------------------------------------------------------------
       Name          Year    Salary   Bonus    Stock    Option    Non-Equity      Change in       All Other         Total
       and                     ($)     ($)    Awards    Awards  Incentive Plan  Pension Value    Compensation        ($)
    Principal                                   ($)      ($)     Compensation        and             ($)
     Position                                                         ($)        Nonqualified
                                                                                   Deferred
                                                                                 Compensation
                                                                                   Earnings
                                                                                     ($)
       (a)            (b)      (c)     (d)      (e)      (f)          (g)            (h)             (i)             (j)
--------------------------------------------------------------------------------------------------------------------------
 Jiangping Jiang   2006      $9,230   $1,411     0        0            0              0               0            $10,641
                   2005      $9,230    $770      0        0            0              0               0            $10,000
                   2004      $9,230    $770      0        0            0              0               0            $10,000
--------------------------------------------------------------------------------------------------------------------------
    Xin Zhang      2006      $5,384    $461      0        0            0              0               0             $5,845
                   2005         0       0        0        0            0              0               0               0
                   2004         0       0        0        0            0              0               0               0
--------------------------------------------------------------------------------------------------------------------------
     Jing Xie      2006      $4,615    $307      0        0            0              0               0             $4,922
                   2005      $4,615    $307      0        0            0              0               0             $4,922
                   2004      $4,615    $307      0        0            0              0               0             $4,922
--------------------------------------------------------------------------------------------------------------------------
   Hoi-Yui Lee     2006      $3,846     0        0        0            0              0               0             $3,846
                   2005      $3,846     0        0        0            0              0               0             $3,846
                   2004      $3,076     0        0        0            0              0               0             $3,076
--------------------------------------------------------------------------------------------------------------------------
Evagelina Esparza  2006         0       0        0        0            0              0               0               0
      Barrza       2005         0       0        0        0            0              0               0               0
                   2004         0       0        0        0            0              0               0               0
--------------------------------------------------------------------------------------------------------------------------

The Company has never granted stock options to any of the Named Executive Officers.

COMPENSATION OF DIRECTORS

      The directors of the Company are not currently compensated, nor were they during the last fiscal year.

INDEMNIFICATION OF DIRECTORS

      The Company's Certificate of Incorporation eliminates the liability of a director of the Company for monetary damages for breach of duty as a director, subject to certain exceptions. In addition, the Certificate of Incorporation provides for the Company to indemnify, under certain conditions, directors, officers, employees and agents of the Company against all expenses, liabilities and losses reasonably incurred by such persons in connection therewith. The foregoing provisions may reduce the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from suing directors for breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its stockholders.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The Company has 34,220,000 shares of Common Stock outstanding as of March 26, 2007. The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 26, 2007 by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

                         Name and Address                                  Number of Shares of Stock           Percentage
                     Of Beneficial Owner (1)                                   Beneficially Owned             of Class (2)
                     -----------------------                                   ------------------             ------------
Jiangping Jiang                                                                    11,800,000                     34.5%
Xiao Jun                                                                            8,000,000                     23.4%
Xin Zhang                                                                              0                           0%
Jing Xie                                                                               0                           0%
Executive Officers and Directors as a Group (3 Persons)                            11,800,000                     34.5%

----------
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. The address for each beneficial owner is 10940 Wilshire Blvd., Suite 1600, Los Angeles, CA 90024.

(2) The percentages listed in the "Percent of Class" column are based upon 34,220,000 issued and outstanding shares of Common Stock.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to the Stock Transaction, Jun acquired 8,000,000 shares of the Company's common stock. After giving effect to the Stock Transaction, Jun held a total of 8,000,000 shares of the 10,450,000 shares of the Company's common stock then issued and outstanding, constituting, in the aggregate, 77% of the then issued and outstanding shares of the Company's common stock. Upon the completion of the Stock Transaction, Jun became an officer and director of the Company.

      Pursuant to the Merger Transaction, Jiang acquired 11,800,000 shares of the Company's common stock. After giving effect to the Merger Transaction, Yang held a total of 11,800,000 shares of the 30,450,000 shares of the Company's common stock then issued and outstanding, constituting, in the aggregate, 38.8% of the then issued and outstanding shares of the Company's common stock. Upon the completion of the Merger Transaction, Jiang became an officer and director of the Company.

ITEM 13: EXHIBITS, LIST AND REPORT ON FORM 8-K

(a) Exhibits. The Exhibits are filed as part of, or incorporated by reference into this report.

      Exhibit #     Description
      ---------     -----------

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

      For fiscal year 2006 and fiscal year 2005, the aggregate fees billed by Morgenstern & Company, CPA's, P.C., our principal independent accounting firm, and Moore & Associates, Chartered, our former principal independent accounting firm, for professional services were as follows:

Morgenstern                                       Fiscal Year Ended

                                       December 31, 2006       December 31, 2005

Audit Fees                                 $51,000.00             $47,000.00
Audit-Related Fees                          $3,683.99                None
Tax Fees                                       None                  None
All Other Fees                                 None                  None


Moore & Associates                                Fiscal Year Ended

                                       December 31, 2006       December 31, 2005

Audit Fees                                  $1,500                  $1,500
Audit-Related Fees                            $750                   None
Tax Fees                                      None                   None
All Other Fees                                None                   None

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with generally accepted accounting principles. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   UNIVERSAL TRAVEL GROUP


Date: March 27, 2007                               By: /s/ Jiangping Jiang
                                                       -------------------------
                                                   Jiangping Jiang
                                                   Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Company and in the capacities and on the date indicated.

Signature                                          Date


/s/ Jiangping Jiang                                March 27, 2007
----------------------------------
Jiangping Jiang
Director, Chairman and Chief Executive Officer


/s/ Xin Zhang                                      March 27, 2007
----------------------------------
Xin Zhang
Director and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Jing Xie                                       March 27, 2007
----------------------------------
Jing Xie
Director and Secretary

                             UNIVERSAL TRAVEL GROUP

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Income                                            F-3

Consolidated Statements of Cash Flows                                        F-3

Consolidated Statements of Stockholders Equity                               F-5

Notes to Consolidated Financial Statements                            F-6 - F-14

MORGENSTERN, SVOBODA & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, N.Y.10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@gmail.com

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Universal Travel Group

We have audited the accompanying balance sheet of Universal Travel Group ("Company") as of December 31, 2006 and 2005, and the related statements of income, comprehensive losses, statement of stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Travel Group as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of two years in the period ended December 31, 2006, in conformity with generally accepted accounting principles in the United States of America.


/s/ Morgenstern, Svoboda & Baer CPA's P.C.
Certified Public Accountants

New York, N.Y.
March 12, 2007

                          UNIVERSAL TRAVEL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                        ASSETS                       2006          2005
                                                                     ----          ----
Current Assets
Cash and cash equivalents                                        $1,043,555    $1,162,306
Accounts Receivable                                                  18,788            --
Acquisition Deposit                                               2,881,823     1,301,083
Loans Receivable                                                    661,158
Due from Shareholders                                                    --       642,608
Trade Deposit                                                       959,605       562,564
Advances                                                          1,831,558            --
Refundable Deposits                                                  34,004        18,706
Prepaid expenses and other receivables                               31,842         5,781
                                                                 ----------    ----------
Total Current Assets                                              7,462,333     3,693,048

Property & equipment, net                                            51,555         9,814
Intangible assets                                                    49,938        79,304
                                                                 ----------    ----------

Total Assets                                                     $7,563,826     3,782,166
                                                                 ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                            $3,391,229     2,364,783
Income tax payable                                                  263,850       156,877
                                                                 ----------    ----------
Total Current Liabilities                                         3,655,079     2,521,660

Stockholders' Equity

Common stock, $.001 par value, 70,000,000
shares authorized, 30,450,000 issued and outstanding                 30,450        30,450
Additional paid in capital                                          332,013       332,013
Other comprehensive income                                          103,811        14,048
Retained earnings                                                 3,442,473       883,995
                                                                 ----------    ----------
Total Stockholders' Equity                                        3,908,747     1,260,506
                                                                 ----------    ----------
Total Liabilities and Stockholders' Equity                       $7,563,826    $3,782,166
                                                                 ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,

                                                       2006             2005
                                                       ----             ----

Gross revenues,                                   $ 10,013,788     $  2,761,703
Cost of services                                     4,594,376          143,609
                                                  ------------     ------------
Revenues, net                                        5,419,412        2,618,094
                                                  ------------     ------------
Selling, General and administrative expenses         1,353,434        1,034,488

Stock Based Compensation                               950,040               --
                                                  ------------     ------------
                                                     2,303,474        1,034,488
                                                  ------------     ------------
Income from operations                               3,115,938        1,583,606
                                                  ------------     ------------

Other (Income) Expense
Interest income                                         11,994           29,049
Other Income                                            36,383            9,438
Interest expense                                        (2,754)          (1,524)
                                                  ------------     ------------
Total Other (Income) Expense                            45,623           36,963
                                                  ------------     ------------
Income before income taxes                           3,161,561        1,620,569

Provision for income taxes                             603,083          243,085
                                                  ------------     ------------
Net income                                        $  2,558,478     $  1,377,484
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                    2006            2005
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $ 2,558,478     $ 1,377,484
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                        48,031          33,775
Stock based compensation                                            950,040              --
(Increase) / decrease in assets:
Accounts receivable                                                 (18,788)             --
Loans Receivable                                                   (661,158)             --
Advances                                                         (1,831,558)             --
Due from shareholder                                                642,608        (333,933)
Deferred income taxes                                                    --          87,089
Prepaid expenses                                                    (26,061)          4,957
Trade deposits                                                     (397,041)        (70,810)
Deposits                                                            (15,298)           (466)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses                                76,406         573,493
Income tax payable                                                  106,973         156,877
                                                                -----------     -----------
Total Adjustments                                                (1,125,846)        450,982
                                                                -----------     -----------

Net cash provided by operating activities                         1,432,632       1,828,466
                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment                                    (60,406)         (3,835)
Acquisition deposits                                             (1,580,740)     (1,301,083)
                                                                -----------     -----------
Net cash used by Investing activities                            (1,641,146)     (1,304,918)
                                                                -----------     -----------
Effect of exchange rate changes on cash and cash equivalents         89,763          14,055

Net change in cash and cash equivalents                            (118,751)        537,603
Cash and cash equivalents, beginning balance                      1,162,306         624,703
                                                                -----------     -----------
Cash and cash equivalents, ending balance                       $ 1,043,555     $ 1,162,306
                                                                -----------     -----------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments                                               $     2,754     $     1,524
                                                                ===========     ===========
Income Taxes                                                    $   496,110     $    86,208
                                                                ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

                                                                                                         Retained
                                                                         Additional       Other          Earnings         Total
                                                   Common Stock           Paid-In     Comprehensive   (Accumulated     Stockholders'
                                               Shares        Amount       Capital         Income         Deficit)     Equity/Deficit
                                            -----------   -----------   -----------    -----------    ------------    --------------
Balance December 31, 2004                    30,450,000   $    30,450   $   332,013    $        (7)    $  (493,489)    $  (131,033)

Foreign currency translation adjustments                                                    14,055                          14,055

Income for the year  ended 12/31/2005                                                                    1,377,484       1,377,484
                                            -----------   -----------   -----------    -----------     -----------     -----------
Balance December 31, 2005                    30,450,000        30,450       332,013         14,048         883,995       1,260,506

Foreign currency translation adjustments                                                    89,763                          89,763

Income for the year ended 12/31/2006                                                                     2,558,478       2,558,478
                                            -----------   -----------   -----------    -----------     -----------     -----------
Balance December 31, 2006                    30,450,000   $    30,450   $   332,013    $   103,811     $ 3,442,473     $ 3,908,747
                                            ===========   ===========   ===========    ===========     ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 1 - ORGANIZATION

Universal Travel Group was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited - BVI was incorporated under the laws of the British Virginia Islands. ShenzhenYuzhilu Aviation Service Co., Ltd was incorporated on March 9, 1998 under the laws of the Peoples Republic of China (PRC). Full Power Enterprise Global Limited owns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively the three corporations are referred to herein as the Company.

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

Translation Adjustment

As of December 31, 2006 and December 31, 2005 the accounts of Universal Travel Group, Inc. were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards
(SFAS) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Travel Group, Inc. and its wholly owned subsidiaries Shenzhen Yuzhilu Aviation Service Co., Ltd and Full Power Enterprise Global Limited collectively referred to herein as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Furniture and Fixtures                                  5 years
      Automobile                                              5 years
      Computer Hardware and Software                          5 years
      Leasehold Improvements                                  5 - 10 years

As of December 31, 2006 and 2005 Property, Plant & Equipment consist of the following:

                                                  2006             2005
                                                  ----             ----
      Furniture & fixture                      $  16,534        $   2,959
      Automobile                                  27,426           27,426
      Office equipment                            62,431           44,412
      Leasehold improve                           28,813               --
                                               ---------        ---------
                                                 135,204           74,797
                                               ---------        ---------
      Accumulated depreciation                   (83,649)         (64,983)
                                               ---------        ---------
                                               $  51,555        $   9,814
                                               =========        =========

Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006 and 2005 there were no significant impairments of its long-lived assets.

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

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

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

In September, 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a.    A brief description of the provisions of this Statement
b.    The date that adoption is required
c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

Merger and Corporate Restructure

On June 26, 2006 the company entered into an agreement and plan of merger with Full Power Enterprises Global Limited, a holding company that owns all of the issued and outstanding shares of Shenzhen YuzhiLu Aviation Service Company Limited, the operating Company. In substance the agreement is a recapitalization of Shenzhen YuzhiLu Aviation Service Company's capital structure.

For accounting purposes, the company accounted for the transaction as a reverse acquisition and with Full Power Enterprises Global Limited being the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Agreement, the company was an inactive corporation with no significant assets and liabilities.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the operating company prior to the merger.

Note 3 - TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of December 31, 2006 and 2005 the Company had paid $ 959,605 and $562,564 as trade deposits respectively.

During the year, the Company entered into a co-operation agreement with an unrelated air ticket sales agent to assist, that company, in their business development, by participating in, that businesses operations and providing working capital funds. As of December 31, 2006 the Company has advanced this company $1,831,558.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is at a statutory rate of 15%.

      The following is a
      reconciliation of income
      tax expense:
                                                2006                2005
                                                ----                ----

      Current                                 $603,083            $243,085
      Deferred                                      --                  --
                                              --------            --------
      Total                                   $603,083            $243,085
                                              ========            ========

Note 6 - COMMITTMENTS

The Company leases various office facilities under operating leases that terminated on various dates during 2005. Rental expense for leases consisted of $65,698 and $34,226 for the years ended December 31, 2006 and 2005 respectively. The Company has future minimum lease obligations payable with the next year totaling $57,903.

The Company previously entered into share purchase agreements with four companies located within the PRC. The agreements call for the purchase of 90% to 100% of the outstanding shares of the four companies for approximately $4,687,000. As of December 31, 2006 the Company had deposited $2,881,823 towards these acquisition. As part of the these share purchase agreements, the Company has the option to withdraw from these agreements. At December 31, 2006 the Company has withdrawn from these agreements and is expecting full reimbursement of these deposits in the short term.

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 7 - OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity, at December 31, 2006 and 2005 are as follows:

                                               Foreign Currency    Accumulated Other
                                                 Translation         Comprehensive
                                                  Adjustment            Income
                                                  ---------           ---------
Balance December 31, 2004                         $      (7)          $      (7)
Changes for year ended December 31, 2005             14,055              14,055
                                                  ---------           ---------
Balance at December 31, 2005                         14,048              14,048
Changes for year ended December 31, 2006             89,763              89,763
                                                  ---------           ---------
Balance at December, 31 2006                      $ 103,811           $ 103,811
                                                  =========           =========

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

Note 10 - SUBSEQUENT EVENTS

In January 2007 the company adopted the Universal Travel Group 2007 Equity Incentive Plan. Under the terms of this Plan the Company will issue 3,770,000 shares of the Company's stock, valued at $1,583,400, for services rendered during the period from October 2, 2006 through February 28, 2007. As of December 31, 2006 these financial Statements include an accrual for $950,040 of stock based compensation. No shares have been issued as of December 31, 2006.