Form 10QSB
period 2007-03-31
UNIVERSAL TRAVEL GROUP
filed 2007-05-14
CIK 1336644

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

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



           -----------------------------------------------------------
           Former Name or Former Address, if Changed Since Last Report

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,934,285 shares of Common Stock, $.001 per share, as of May 11, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          UNIVERSAL TRAVEL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 2007 and December 31, 2006

 ASSETS                                                                                 2007           2006
                                                                                        ----           ----
Current Assets
Cash and cash equivalents                                                           $ 1,354,039    $ 1,043,555
Accounts Receivable                                                                   1,582,586         18,788
Acquisition Deposit                                                                          --      2,881,823
Loans Receivable                                                                      1,260,950        661,158
Due from Shareholders                                                                    54,173             --
Trade Deposit                                                                           872,793        959,605
Advances                                                                              2,805,787      1,831,558
Refundable Deposits                                                                     420,329         34,004
Prepaid expenses and other receivables                                                  435,207         31,842
                                                                                    -----------    -----------
Total Current Assets                                                                  8,785,864      7,462,333

Property & equipment, net                                                                74,391         51,555
Intangible assets                                                                        42,254         49,938
Goodwill                                                                              3,621,513
                                                                                    -----------    -----------
Total Assets                                                                        $12,524,022    $ 7,563,826
                                                                                    ===========    ===========
                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable - Bank                                                                $ 1,148,380    $        --
Accounts payable and accrued expenses                                                 4,002,492      3,391,229
Income tax payable                                                                      225,761        263,850
                                                                                    -----------    -----------
Total Current Liabilities                                                             5,376,633      3,655,079

Stockholders' Equity

Common stock, $.001 par value, 70,000,000
shares authorized, 34,934,285 issued and outstanding                                     34,934         30,450
Additional paid in capital                                                            2,910,929        332,013
Other comprehensive income                                                              105,443        103,811
Retained earnings                                                                     4,096,083      3,442,473
                                                                                    -----------    -----------
Total Stockholders' Equity                                                            7,147,389      3,908,747
                                                                                    -----------    -----------
Total Liabilities and Stockholders' Equity                                          $12,524,022    $ 7,563,826
                                                                                    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                       2007              2006
                                                       ----              ----
Gross revenues,                                     $ 6,961,140     $   764,504
Cost of services                                      4,705,678              --
                                                    -----------     -----------
Revenues, net                                         2,255,462         764,504
                                                    -----------     -----------

Selling, General and administrative expenses            751,794         228,456

Stock Based Compensation                                633,360              --
                                                    -----------     -----------
                                                      1,385,154         228,456
                                                    -----------     -----------
Income from operations                                  870,308        536,048,
                                                    -----------     -----------
Other (Income) Expense
Interest income                                                           6,419
Other Income                                              10100              --
Interest expense                                           (980)           (904)
                                                    -----------     -----------
Total Other Income (Expense)                              9,120           5,515
                                                    -----------     -----------
Income before income taxes                              879,428         541,563

Provision for income taxes                              225,818          81,234
                                                    -----------     -----------
Net income                                          $   653,610     $   460,329
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                         2007             2006
                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                           $   653,610     $   460,329
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                             18,961           8,669
Stock based compensation                                                 633,360              --
(Increase) / decrease in assets:
Accounts receivable                                                   (1,563,798)             --
Loans Receivable                                                        (509,696)             --
Advances                                                                (974,229)             --
Due from shareholder                                                     197,011        (100,427)
Prepaid expenses                                                        (403,365)        (85,314)
Trade deposits                                                            86,812          (3,754)
Deposits                                                                (386,325)           (958)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses                                  1,557,715        (863,249)
Income tax payable                                                       (38,089)         82,552
                                                                     -----------     -----------
Total Adjustments                                                     (1,381,643)       (962,481)
                                                                     -----------     -----------
Net cash provided by operating activities                               (728,033)       (502,152)
                                                                     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment                                         (11,118)        (11,213)

Paid for Acquisition - net of cash aquired                            (2,982,200)             --

Acquisition deposits                                                   2,881,823          (8,683)
                                                                     -----------     -----------
Net cash used by Investing activities                                   (111,495)        (19,896)
                                                                     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loan - net                                          1,148,380              --

Effect of exchange rate changes on cash and cash equivalents               1,632           9,901

Net change in cash and cash equivalents                                  310,484        (512,147)
Cash and cash equivalents, beginning balance                           1,043,555       1,162,306
                                                                     ===========     ===========
Cash and cash equivalents, ending balance                            $ 1,354,039     $   650,159
                                                                     ===========     ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments                                                    $       980     $       904
                                                                     ===========     ===========
Income Taxes                                                         $   263,907     $        --
                                                                     ===========     ===========
Other non-cash transactions

Purchased Goodwill                                                    (3,621,513)

Fair value of assets purchased less cash acquired                       (360,687)

Acquisition financed with stock issuance                               1,000,000
                                                                     ===========
Acquisition paid for with cash - net of acquired                      (2,982,200)
                                                                     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007

                                                                         Additional      Other      Retained Earnings      Total
                                                    Common Stock           Paid-In   Comprehensive    (Accumulated     Stockholders'
                                                Shares        Amount       Capital       Income         Deficit)      Equity/Deficit
                                             ----------    ----------    ----------    ----------      ----------       ----------
Balance December 31, 2006                    30,450,000    $   30,450    $  332,013    $  103,811      $3,442,473       $3,908,747

Stock paid for acquisition                      714,285           714       999,286                                      1,000,000

Foreign currency translation adjustments                                                    1,632                            1,632

Issuance of shares for compensation           3,770,000         3,770     1,579,630                                      1,583,400

Income for the three months ended 3/31/2007                                                               653,610          653,610
                                             ----------    ----------    ----------    ----------      ----------       ----------
Balance December 31, 2006                    34,934,285    $   34,934    $2,910,929    $  105,443      $4,096,083       $7,147,389
                                             ==========    ==========    ==========    ==========      ==========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

Note 1 - ORGANIZATION

Universal Travel Group, Inc. was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited - BVI was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd was incorporated on March 9, 1998 under the laws of the Peoples Republic of China (PRC). Shenzhen Speedy Dragon Enterprises Limited was incorporated in August of 2002 under the laws of the Peoples Republic of China (PRC). Full Power Enterprise Global Limited owns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively the four corporations are referred to herein as the Company.

The Company is now engaged in the travel business, including airline ticketing, hotel reservation services and air cargo transportation services.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Travel Group, Inc. and its wholly owned subsidiaries Shenzhen Yuzhilu Aviation Service Co., Ltd, Shenzhen Speedy Dragon Enterprises Limited, and Full Power Enterprise Global Limited collectively referred to herein as the Company. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

                           UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

                           UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Furniture and Fixtures                               5 years
          Automobile                                           5 years
          Computer Hardware and Software                       5 years
          Leasehold Improvements                               5 - 10 years

As of March 31, 2007 and December 31, 2006 Property, Plant & Equipment consist of the following:

                                                  2007           2006
                                                  ----           ----
          Furniture & fixture                  $  16,534        16,534
          Automobile                              58,889        27,426
          Office equipment                        63,775        62,431
          Leasehold improve                       31,374        28,813
                                               ---------     ---------
                                                 170,572       135,204
                                               ---------     ---------
          Accumulated depreciation               (96,181)      (83,649)
                                               ---------     ---------
                                               $  74,391        51,555
                                               =======================

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

                           UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

                           UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

                           UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

In September, 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

                           UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

Note 3 - TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of March 31, 2007 and December 31, 2006 the Company had paid $ 872,793 and $959,605 as trade deposits respectively.

During the year, the Company entered into a co-operation agreement with an unrelated air ticket sales agent to assist that company in their business development by participating in that business operations and providing working capital funding. As of March 31, 2007 the Company has advanced this company $2,805,787.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

                           UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is at a statutory rate of 15%.

          The following is a
          reconciliation of income
          tax expense:
                                                  2007           2006
                                                  ----           ----
          Current                            $    225,818    $    81,234
          Deferred                                     --             --
                                             ------------    -----------
          Total                              $    225,818    $    81,234
                                             ============    ===========

Note 6 - COMMITTMENTS

The Company leases various office facilities under month to month arrangements. Rental expense for leases consisted of $24,891 and $11,255 for the three months ended March 31, 2007 and 2006 respectively. The Company has no future minimum lease obligations.

The Company previously entered into share purchase agreements with four companies located within the PRC. The agreements call for the purchase of 90% to 100% of the outstanding shares of the four companies for approximately $4,687,000. As of December 31, 2006 the Company had deposited $2,881,823 towards these acquisition. As part of these share purchase agreements, the Company has the option to withdraw from these agreements. At December 31, 2006 the Company has withdrawn from these agreements and has been fully reimbursed for these deposits as of March 31, 2007.

Note 7 - NOTES PAYABLE BANK

The following table summaries notes payable as of March 31, 2007:

      LENDER                   DUE DATE         INTEREST RATE        OUTSTANDING

      SHENZHEN COMMERCIAL      SEPTEMBER 30,    5.58% PER ANNUM      $  652,925
      BANK                     2007

      SHENZHEN COMMERCIAL      AUGUST 28,       5.58% PER ANNUM      $  495,455
      BANK                     2007
                                                                     ----------
      TOTAL                                                          $1,148,380
                                                                     ==========

                           UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

Note 8 - COMMON STOCK

In January 2007 the company adopted the Universal Travel Group 2007 Equity Incentive Plan. Under the terms of this Plan the Company issued 3,770,000 shares of the Company's stock, valued at $1,583,400, for services rendered during the period from October 2, 2006 through February 28, 2007. As of March 31, 2007 the financial Statements include a charge $633,360 with the remaining $950,040 being expensed as of December 31, 2006.

Pursuant to share exchange agreement, the company issued 714,285 shares of newly issued shares of Common Stock to the former shareholders of Shenzhen Speedy Dragon Enterprises Limited. The shares were valued at $1,000,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Note 9 - OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity, at March 31, 2007 are as follows:

                                                                   Accumulated
                                              Foreign Currency        Other
                                                Translation       Comprehensive
                                                 Adjustment          Income
                                                ==========         ==========
Balance December 31, 2006                       $  103,811         $  103,811
Changes for three months ended March 31, 2007        1,632              1,632
                                                ----------         ----------
Balance at March, 31 2007                       $  105,443         $  105,443
                                                ==========         ==========

Note 10 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 11 - MAJOR CUSTOMERS AND CREDIT RISK

The Company derives its income from various Airlines. Most revenue is cleared thru IATA, a centralized reporting platform.

Note 12 - SUBSEQUENT EVENTS

On May 5, 2007 the company announced its intent to acquire Shanghai Lanbao Travel Services Co.

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

OVERVIEW

On June 26, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Full Power Enterprises Global Limited ("FPEG") a corporation formed under the laws of the British Virgin Island and its shareholders (collectively, the "FPEG Shareholders"). In accordance with the Merger Agreement, on July 12, 2006, the Company consummated the merger (the "Merger") and thereby acquired FPEG from the FPEG Shareholders and thereby indirectly acquired FPEG's subsidiary, Shenzhen Yu Zhi Lu Aviation Service Company Limited ("YZL").

In exchange for transferring FPEG to the Company, the FPEG Shareholders received 20,000,000 newly issued shares of the Company's common stock. The Merger was treated as an acquisition by the accounting acquiree accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. On August 21, 2006 the company changed its name from Tam of Henderson to Universal Travel Group.

YZL, a company organized under the laws of China, is primarily engaged in China domestic and international airline ticketing services and cargo transportation agency services as well as international lines through Hong Kong, Macao and Taiwan. Additionally, YZL provides hotel reservations, packaged tours, and air delivering. The three main activities of YZL developed over the years include Air Tickets Booking, Hotel Booking, and Tour Routing for Customers. YZL also owns an aviation network (www.cnutg.com) that provides a complete air tickets sales network.

YZL's main China domestic competitor is Ctrip.com International, Ltd. YZL initiates advertising or promotion activities on the company's services, including roadside billboards, brochures, internet ads, cell phone messages ads, newspapers and magazines ads.

On April 10, 2007, the Company, Shenzhen Speedy Dragon Enterprise Limited ("SSD"), and its sole shareholder, entered into, and consummated, a Share Exchange Agreement (the "Share Exchange Agreement") pursuant to which YZL acquired 100% of the issued and outstanding capital stock of SSD (the "Share Exchange Transaction"). Pursuant to the Share Exchange Agreement, in exchange for surrendering his shares in SSD, its shareholder received 714,285 shares of the Company's common stock and an interest-free promissory note in the principal amount of $3,000,000, payable no later than April 10, 2008. As a result of the Share Exchange Transaction, SSD became a wholly-owned subsidiary of YZL, which, in turn, made the Company the indirect owner of SSD.

SSD, organized under the laws of China, is engaged in the business of air freight forwarding. SSD, located in Shenzhen City, is a cargo logistics company providing commercial, point-to-point parcel and container transportation services within China. It also operates as an international and domestic freight forwarding agency for Chinese civil aviation companies and provides railway and express delivery services.

SSD has a fleet of more than 200 franchised vehicles and manages warehouses totaling 40,000 square meters (approximately 430,556 square feet), which it uses to stage, transfer, and store packages in transit. The annual volume of its air cargo transportation accounted for approximately 30% of the total air cargo market in Shenzhen, China.

Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include herein and the Management's Discussion and Analysis set forth below reflect the accounts of Universal Travel Group, Inc., YZL, SSD and FPEG.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information derived from the consolidated statements of operations for the three months ended March 31, 2007 and 2006, and consolidated statements of statements of cash flows and shareholders equity for the three months then ended.

                                              03/31/2007             03/31/2006
                                              ----------             ----------
Gross Revenues                                $6,961,140              $764,504

Cost of Service                               $4,705,678

Gross Profit                                  $2,255,462              $764,504

General and Administrative Expense            $  751,794              $228,456

Stock based Compensation                      $  633,360
                                              $1,385,154              $228,456

Income from Operations                        $  870,308              $536,048

Gross Revenues-Net Gross Revenues-net for the three months ending March 31, 2007 ("First Quarter 2007") totaled $6,961,140 compared to $764,504 for the three months ending March 31, 2006 ("First Quarter 2006"), an increase of 811%. This increase is attributable an increase in the customer's traditional customer base as well its expansion into air cargo transportation and hotel booking services.

Gross Profit Gross profit for the First Quarter 2007 totaled $2,255,462 compared to $764,504 for the First Quarter 2006, an increase of 195%. The increase in gross profit reflects the Company's aggressive growth strategy.

Gross Profit Margin Gross profit margin for the First Quarter 2007 was 32.40% compared to 100% in the First Quarter 2006. This decrease is primarily due to the fact that the Company added business segments for which a cost of service is deducted to derive net revenues as opposed to the businesses it was engaged in during the First Quarter 2006.

Selling, General and Administrative Expense Selling, general and administrative expense for the First Quarter 2007 totaled $1,385,154 compared to $228,456 in the First Quarter 2006. S,G&A during the First Quarter 2007 included stock based compensation of approximately, $633,360 associated with stock options granted to management. S,G&A. was approximately 19.9% of revenues in the First Quarter 2007 as compared to 29.9% for the First Quarter 2006.

Interest Expense Interest expense for the First Quarter 2007 totaled $980 compared to $904 for the First Quarter 2006. The absence of significant interest expense reflects the fact that the Company finances itself primarily out of cash generated through operations.

Net Income Net income was $653,610 or 9.4% of revenues for the First Quarter 2007, compared to $460,329 or 60.2% of revenues for the First Quarter 2006. The increase in net income reflects the continued growth in the Company's business. The decrease in net income as a percentage of revenues reflects the change in the mix of the Company's business to lower margin segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company has traditionally financed itself from cash generated from operations. Cash for operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $1,354,039 at March 31, 2007 and current assets totaled $8,785,864 at March 31, 2007. The Company's total current liabilities were $5,376,633 at March 31, 2007. Working capital at March 31, 2007 was $3,409,231. We believe that the funds available to us are adequate to meet our operating needs in 2007. For the three months ending March 31, 2007, net cash used in operating activities was approximately $728,033. This use of cash resulted primarily from an increase in our accounts receivable, prepaid expenses and trade deposits with airlines.

On April 10, 2007, pursuant to the Share Exchange Agreement, YZL acquired 100% of the issued and outstanding capital stock of SSD, in exchange for issuance of 714,285 newly issued shares of the Company's common stock and an interest-free promissory note in the principal amount of $3,000,000, payable no later than April 10, 2008. As a result of the Share Exchange Transaction, SSD became a wholly-owned subsidiary of YZL, which, in turn, made the Company the indirect owner of SSD.

Capital expenditures

Total capital expenditures during the quarter ending March 31, 2007 were $11,118 for purchase of fixed assets. We have no plans for material capital expenditures during 2007.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

On April 10, 2007, the Company consummated the Share Exchange Transaction, and in connection therewith, the Company issued to Song, 714,285 shares of the Company's common stock ("Share Exchange Shares"). The Share Exchange Shares were issued in consideration of all of the outstanding shares of SSD. The Company believes that the issuance of the Share Exchange Shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Regulation D, inasmuch as the Share Exchange Shares were issued to the individual who was the sole shareholder of SSD, received his shares as a result of the Share Exchange Agreement without any other solicitation and has agreed that the Share Exchange Shares cannot be resold unless registered for sale under the Securities Act or in a transaction otherwise exempt from such requirements.

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

Dated: May   , 2007             UNIVERSAL TRAVEL GROUP


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