Form 10QSB/A
period 2007-03-31
UNIVERSAL TRAVEL GROUP
filed 2007-05-14
CIK 1336644

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

                          UNIVERSAL TRAVEL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                       2007              2006
                                                       ----              ----
Gross revenues-net                                  $ 6,961,140     $   764,504
Cost of services                                      4,705,678              --
                                                    -----------     -----------
Gross profit                                          2,255,462         764,504
                                                    -----------     -----------


Selling, General and administrative expenses            751,794         228,456

Stock Based Compensation                                633,360              --
                                                    -----------     -----------
                                                      1,385,154         228,456
                                                    -----------     -----------
Income from operations                                  870,308        536,048,
                                                    -----------     -----------
Other (Income) Expense
Interest income                                                           6,419
Other Income                                              10100              --
Interest expense                                           (980)           (904)
                                                    -----------     -----------
Total Other Income (Expense)                              9,120           5,515
                                                    -----------     -----------
Income before income taxes                              879,428         541,563

Provision for income taxes                              225,818          81,234
                                                    -----------     -----------
Net income                                          $   653,610     $   460,329
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