Form 10QSB
period 2007-06-30
UNIVERSAL TRAVEL GROUP
filed 2007-08-14
CIK 1336644

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 000-29245

                             UNIVERSAL TRAVEL GROUP
           (Exact name of small business as specified in its charter)

            Nevada                                       90-0296536
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

                               ------------------
           Former Name or Former Address, if Changed Since Last Report

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,934,285 shares of Common Stock, $.001 per share, as of August 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                        3

Consolidated Balance Sheets                                                    4

Consolidated Statements of Income                                          5 - 6

Consolidated Statements of Cash Flows                                      7 - 8

Consolidated Statements of Stockholders Equity                                 9

Notes to Consolidated Financial Statements                                10 -18

MORGENSTERN, SVOBODA & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, N.Y.10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@gmail.com

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Universal Travel Group, Inc.

We have reviewed the accompanying consolidated balance sheets of Universal Travel Group, Inc. as of June 30, 2007 and the consolidated statements of operations for the six months ended June 30, 2007 & 2006 and consolidated statements of cash flows and shareholders equity for the six months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Universal Travel Group, Inc. as of December 31, 2006 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated March 12, 2007 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Morgenstern, Svoboda & Baer CPA's P.C.
Certified Public Accountants

New York, N.Y.
August 10, 2007

                          UNIVERSAL TRAVEL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2007 and December 31, 2006

ASSETS                                                                   2007           2006
                                                                         ----           ----
Current Assets
Cash and cash equivalents                                            $   820,011    $ 1,043,555
Accounts Receivable                                                    1,508,378         18,788
Acquisition Deposit                                                      887,569      2,881,823
Loans Receivable                                                       1,157,805        661,158
Due from Shareholders                                                    201,321             --
Trade Deposit                                                            767,012        959,605
Advances                                                               4,061,481      1,831,558
Refundable Deposits                                                       28,371         34,004
Prepaid expenses and other receivables                                    21,168         31,842
                                                                     -----------    -----------
Total Current Assets                                                   9,453,116      7,462,333

Property & equipment, net                                                 83,874         51,555
Intangible assets                                                         34,471         49,938
Goodwill                                                               3,621,513             --
                                                                     -----------    -----------

Total Assets                                                         $13,193,974    $ 7,563,826
                                                                     ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable - Bank                                                 $ 1,178,403    $        --
Accounts payable and accrued expenses                                  2,808,272      3,391,229
Income tax payable                                                       297,038        263,850
                                                                     -----------    -----------
Total Current Liabilities                                              4,283,713      3,655,079

Stockholders' Equity

Common stock, $.001 par value, 70,000,000
shares authorized, 34,934,285 issued and outstanding                      34,934         30,450
Additional paid in capital                                             2,910,929        332,013
Other comprehensive income                                               215,403        103,811
Retained earnings                                                      5,747,995      3,442,473
                                                                     -----------    -----------
Total Stockholders' Equity                                             8,909,261      3,908,747
                                                                     -----------    -----------
Total Liabilities and Stockholders' Equity                           $13,192,974    $ 7,563,826
                                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                         2007           2006
                                                                         ----           ----
Gross revenues - Net                                                 $13,985,503    $ 1,692,599
Cost of services                                                       9,111,071             --
                                                                     -----------    -----------
Gross Profit                                                           4,874,432      1,692,599
                                                                     -----------    -----------
Selling, General and administrative expenses                           1,409,943        567,951

Stock Based Compensation                                                 633,360             --
                                                                     -----------    -----------
                                                                       2,043,303
                                                                     -----------

Income from operations                                                 2,831,129      1,124,648
                                                                     -----------    -----------
Other (Income) Expense
Interest income                                                           14,828          8,355
Interest expense                                                         (21,282)        (1,713)
                                                                     -----------    -----------
Total Other Income (Expense)                                              (6,454)         6,642
                                                                     -----------    -----------
Income before income taxes                                             2,824,675        541,563

Provision for income taxes                                               519,153        170,433
                                                                     -----------    -----------
Net income                                                           $ 2,305,522    $   960,857
                                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                                                         2007           2006
                                                                         ----           ----
Gross revenues - Net                                                 $ 7,024,363    $   928,095
Cost of services                                                       4,405,393             --
                                                                     -----------    -----------
Gross Profit                                                           2,618,970        928,095
                                                                     -----------    -----------

Selling, General and administrative expenses                             658,149        339,495
                                                                     -----------    -----------
Income from operations                                                 1,960,821        588,600
                                                                     -----------    -----------

Other (Income) Expense
Interest income                                                            4,728          1,936
Interest expense                                                         (20,302)          (809)
                                                                     -----------    -----------
Total Other Income (Expense)                                             (15,574)         1,127
                                                                     -----------    -----------
Income before income taxes                                             1,945,247        589,727

Provision for income taxes                                               293,335         89,199
                                                                     -----------    -----------
Net income                                                           $ 1,651,912    $   500,528
                                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                         2007           2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                           $ 2,305,522    $   960,857
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                             37,715         19,710
Stock based compensation                                                 633,360             --
(Increase) / decrease in assets:
Accounts receivable                                                   (1,489,590)            --
Loans Receivable                                                        (406,551)            --
Advances                                                              (2,229,923)            --
Due from shareholder                                                      49,863             --
Loans Shareholders                                                            --        642,608
Prepaid expenses                                                          10,674        (85,694)
Trade deposits                                                           192,593         (5,341)
Deposits                                                                   5,633         (1,164)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses                                    363,495       (534,277)
Income tax payable                                                        33,188        (62,302)
                                                                     -----------    -----------
Total Adjustments                                                     (2,799,543)       (26,460)
                                                                     -----------    -----------

Net cash provided by(used in) operating activities                      (494,021)       934,397
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment                                         (31,572)       (20,651)

Paid for Acquisition - net of cash acquired                           (2,982,200)            --
Acquisition deposits                                                   1,994,254     (1,755,104)
Cash of merged subsidiary                                                             1,162,306
                                                                                    -----------
Net cash used by Investing activities                                 (1,019,518)      (613,449)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from bank loan - net                                          1,178,403             --

Effect of exchange rate changes on cash and cash equivalents             111,592         15,390
                                                                     -----------    -----------

Net change in cash and cash equivalents                                 (223,544)       336,338
Cash and cash equivalents, beginning balance                           1,043,555             --
                                                                     ===========    ===========
Cash and cash equivalents, ending balance                            $   820,011    $   336,338
                                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments                                                    $    20,302    $     1,703
                                                                     ===========    ===========
Income Taxes                                                         $   485,965    $   202,814
                                                                     ===========    ===========
Other non-cash transactions

Purchased Goodwill                                                    (3,621,513)

Fair value of assets purchased less cash acquired                       (360,687)

Acquisition financed with stock issuance                               1,000,000
                                                                     -----------
Acquisition paid for with cash - net of acquired                      (2,982,200)
                                                                     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2007

                                                                        Additional      Other      Retained Earnings      Total
                                                   Common Stock           Paid-In    Comprehensive   (Accumulated      Stockholders'
                                               Shares       Amount        Capital       Income         Deficit)       Equity/Deficit
                                             ----------   ----------    ----------    ----------      ----------       ----------
Balance December 31, 2006                    30,450,000   $   30,450    $  332,013    $  103,811      $3,442,473       $3,908,747

Stock paid for acquisition                      714,285          714       999,286                                      1,000,000

Foreign currency translation adjustments                                                   1,632                            1,632

Issuance of shares for compensation           3,770,000        3,770     1,579,630                                      1,583,400

Income for the three months ended 3/31/2007                                                              653,610          653,610
                                             ----------   ----------    ----------    ----------      ----------       ----------
Balance March 31, 2007                       34,934,285   $   34,934    $2,910,929    $  105,443      $4,096,083       $7,147,389

Foreign currency translation adjustments                                                 109,960                          109,960

Issuance of shares for compensation

Income for the three months ended 6/30/2007                                                            1,651,912        1,651,912
                                             ----------   ----------    ----------    ----------      ----------       ----------
Balance June 30, 2007                        34,934,285   $   34,934    $2,910,929    $  215,403      $5,747,995       $8,909,261
                                             ==========   ==========    ==========    ==========      ==========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNIVERSAL TRAVEL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Furniture and Fixtures                               5 years
            Automobile                                           5 years
            Computer Hardware and Software                       5 years
            Leasehold Improvements                               5 - 10 years

As of June 30, 2007 and December 31, 2006 Property, Plant & Equipment consist of the following:

                                                 2007              2006
                                                 ----              ----
            Furniture & fixture               $  16,534           16,534
            Automobile                           73,894           27,426
            Office equipment                     69,224           62,431
            Leasehold improve                    31,374           28,813
                                              ---------        ---------
                                                191,026          135,204
                                              ---------        ---------
            Accumulated depreciation           (107,152)         (83,649)
                                              ---------        ---------
                                              $  83,874           51,555
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

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position results of operations or cash flows.

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

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

In February, 2007, FASB issued SFAS 159 `The Fair Value Option for Financial Assets and Financial Liabilities' - Including an Amendment of FABS Statement No.
115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The management is currently evaluating the effect of this pronouncement on financial statements.

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

Note 3 - TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of June 30, 2007 and December 31, 2006 the Company had paid $ 767,012 and $959,605 as trade deposits respectively.

During the year, the Company entered into a co-operation agreement with an unrelated air ticket sales agent to assist that company in its business development by advising as to that business's operations and providing working capital funding to gain excusive air ticket prices for the Company. As of June 30, 2007 the Company has advanced this company $2,879,138.00. This is included in the Advance total of $4,061,481 on the Company's balance sheet as of June 30, 2007.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is at a statutory rate of 15%.

            The following is a reconciliation
            of income tax expense:
                                                       2007         2006
                                                       ----         ----

            Current                                 $ 519,157    $ 170,433
            Deferred                                       --           --
                                                    ---------    ---------
            Total                                   $ 519,157    $ 170,433
                                                    =========    =========

Note 6 - COMMITTMENTS

The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $48,559 and $22,570 for the six months ended June 31, 2007 and 2006 respectively. The Company has no future minimum lease obligations.

The Company previously entered into share purchase agreement with a company located within the PRC. The agreement call for the purchase of 100% of all the outstanding shares of the Company as of June 30, 2007 the Company had deposited $887,569 towards this acquisition.

Note 7 - NOTES PAYABLE BANK

The following table summaries notes payable as of June 30, 2007:

Lender                        Due Date               Interest Rate       Outstanding
Shenzhen Commercial Bank      September 30, 2007     5.58% per Annum     $   669,995
Shenzhen Commercial Bank      August 28, 2007        5.58% per Annum     $   508,408
                                                                         -----------
Total                                                                    $ 1,178,403
                                                                         ===========

                          UNIVERSAL TRAVEL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

Note 9 - OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity, at June 30, 2007 are as follows:

                                                                    Accumulated
                                               Foreign Currency       Other
                                                 Translation       Comprehensive
                                                  Adjustment          Income
                                                 ============      ============
   Balance December 31, 2006                     $    103,811      $    103,811
   Changes for six months ended June 30, 2007         111,592           111,592
                                                 ------------      ------------
   Balance at June 30, 2007                      $    215,403      $    215,403
                                                 ============      ============

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

Note 12 - SUBSEQUENT EVENTS

On August 6, 2007, Universal Travel Group, Shenzhen Yu Zhi Lu Aviation Service Limited, an indirect wholly owned subsidiary of UTVG, Xi'an Golden Net Travel Serve Service Co., Ltd., a Xi'an Corporation in China ("XGN"), and the shareholders of XGN, entered into and consummated, a Share Exchange Agreement pursuant to which YZL acquired 100% of XGN. Pursuant to the Share Exchange Agreement, in exchange of surrendering their shares in XGN, the shareholders will receive a combination of the aggregate of 151,765 shares of UTVG common stock and promissory notes in the aggregate principal amount of $1,542,000, bearing no interest, with a maturity date of August 6, 2008.

On August 8, 2007, Universal Travel Group, Shenzhen Yu Zhi Lu Aviation Service Limited, an indirect wholly owned subsidiary of UTVG, Shanghai Lanbao Travel Service Co., Ltd., a Shanghai Corporation in China ("SLB"), and the shareholders of SLB, entered into and consummated, a Share Exchange Agreement pursuant to which YZL acquired 100% of SLB. Pursuant to the Share Exchange Agreement, in exchange of surrendering their shares in SLB, the shareholders will receive a combination of the aggregate of 600,000 shares of UTVG common stock and promissory notes in the aggregate principal amount of $2,828,000, bearing no interest, with a maturity date of August 8, 2008.

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

OVERVIEW

In June 2006, the Company shifted its business to the travel service industry in China through the acquisition of Full Power Enterprises Global Limited ("FPEG") a holding corporation formed under the laws of the British Virgin Island which owned all of the capital stock of Shenzhen Yu Zhi Lu Aviation Service Company Limited ("YZL"). The acquisition of FPEG was treated as an acquisition by the accounting acquiree (YZL) accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes so the financial statements included herein reflect the historical financial results of YZL.

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

YZL's main domestic competitors include Ctrip.com international ,ltd. and eLong, inc. YZL initiates advertising or promotion activities on the company's services, including roadside billboards, brochures, internet ads, cell phone messages ads, newspapers and magazines ads.

On April 10, 2007, the Company acquired Shenzhen Speedy Dragon Enterprise Limited ("SSD") in exchange for 714,285 shares of the Company's common stock and an interest-free promissory note in the principal amount of $3,000,000, payable no later than April 10, 2008. As a result of the Share Exchange Transaction, SSD became a wholly-owned subsidiary of YZL, which, in turn, made the Company the indirect owner of SSD. The financial statements included herein include the operating results of SSD from April 10, 2007.

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

On August 6, 2007, the Company acquired Xi'an Golden Net Travel Serve Service Company Limited ("XGN") in exchange for 151,765 shares of the Company's common stock and interest-free promissory notes in the aggregate principal amount of $1,542,000, payable no later than August 6, 2008. As a result of the Share Exchange Transaction, XGN became a wholly-owned subsidiary of YZL, which, in turn, made the Company the indirect owner of XGN.

XGN, organized under the laws of China, was established in 2001 and it focuses on the domestic tourism market and provides air tickets, train tickets and other travel-related services, including servicing individuals and groups attending conferences and exhibits, arrangements for business studies, academic exchanges, travel adventures, cultural education, sports competition, and theatrical performances. XGN also specializes in central plains tours of the Xi'an. Since 2005, XGN has been a leader in forming joint ventures with travel agencies in Tibet, Xinjiang, Shanxi and Inner Mongolia that focused on western plains routes to achieve a "Find one agency, tour the entire Chinese west" service concept. XGN provides its customers with a one-stop shopping service.

On August 8, 2007, the Company acquired Shanghai Lanbao Travel Service Company Limited ("SLB") in exchange for 600,000 shares of the Company's common stock and interest-free promissory notes in the aggregate principal amount of $2,828,000, payable no later than August 8, 2008. As a result of the Share Exchange Transaction, SLB became a wholly-owned subsidiary of YZL, which, in turn, made the Company the indirect owner of SLB.

SLB, organized under the laws of China, was established in 2002 and its core business focus is a centralized real-time booking system providing consumers and travel related businesses with hotel bookings, air ticket and tourism information via the internet and mobile phone text-messaging technology. It owns and manages the award winning China Booking Association website, http://www.cba-hotel.com/, which receives about 200,000 visitors daily.

All capital stock shares and amounts and per share data included herein have been retroactively restated for the recapitalization treatment accorded the acquisition of FPEG. Because the acquisition of SSD occurred during the second quarter, the financial statements of the Company and the Management's Discussion and Analysis set forth below include the results of operations of SSD for the period of April 10, through June 30, 2007. The acquisitions of SLB and XGN occurred subsequent to the end of the second quarter and, consequently, their results are not reflected in the Company's financial statements.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information derived from the consolidated statements of operations for the three months ended June 30, 2007 and 2006, and consolidated statements of statements of cash flows and shareholders equity for the three months then ended.

                                                06/30/2007            06/30/2006
                                                ----------            ----------

Gross Revenues                                  $7,024,363             $928,095

Cost of Service                                 $4,405,393
--------------------------------------------------------------------------------

Gross Profit                                    $2,618,970             $928,095

General and Administrative Expense              $  658,150             $339,495
--------------------------------------------------------------------------------

Income from Operations                          $1,960,820             $588,600

Revenue Breakdown:

                        YZL           %                     SSD           %              Total
Sales                   $4,002,853    (57%)                 $3,021,510    (43%)          $7,024,363
Cost of Service         $1,898,903.49                       $2,506,489.41                $4,405,392.90
------------------------------------------------------------------------------------------------------
Gross Profit            $2,103,949.74 (80%)                 $515,020.69   (20%)          $2,618,970.43

Gross Revenues Gross Revenues for the three months ending June 30, 2007 ("Second Quarter 2007") totaled $7,024,363 compared to $928,095 for the three months ending June 30, 2006 ("Second Quarter 2006"), an increase of 657 %. This increase is attributable an increase in the customer's traditional customer base as well its expansion into air cargo transportation through the acquisition of SSD.

Gross Profit Gross Profit for the Second Quarter 2007 totaled$2,618,970 compared to $928,095 for the Second Quarter 2006, an increase of 182%. The increase in gross profit reflects the Company's aggressive growth strategy as exemplified by continued growth in its traditional customer base and the acquisition of SSD.

Gross Profit Margin Gross profit margin for the Second Quarter 2007 was 37.28% compared to 100% in the Second Quarter 2006. This decrease is primarily due to the fact that the accounting treatment for the operations of SSD and other new operations undertaken by the Company require the deduction of cost of service to derive net revenues as opposed to the businesses the Company was engaged in during the Second Quarter 2006.

Selling, general and Administrative Expense Selling, general and administrative expense for the Second Quarter 2007 totaled $658,150 compared to $339,495 in the Second Quarter 2006. S,G&A. was approximately 25.13% of net revenues in the Second Quarter 2007 as compared to 36.58 % for the Second Quarter 2006. The S,G &A increased simultaneously with revenue, but the decrease in S,G & A as a percentage of net revenue reflects the addition of a new business segment, the acquisition of SSD .

Interest Expense Interest expense for the Second Quarter 2007 totaled $20,302 compared to $809 for the Second Quarter 2006. The absence of significant interest expense reflects the fact that the Company finances itself primarily out of cash generated through operations.

Net Income Net income was $1,651,911or 63% of net revenues for the Second Quarter 2007, compared to $500,528 or 54% of net revenues for the Second Quarter 2006. The increase in net income reflects the continued growth in the Company's business and the acquisition of SSD. The decrease in net income as a percentage of revenues reflects the change in the mix of the Company's business to lower margin operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $820,011 at June 30, 2007 and current assets totaled $9,453,116 at June 30, 2007. The Company's working capital at June 30, 2007 was.$5,169,403 At such date, and current liabilities were .$4,283,713 We believe that the funds available to us from operations are adequate to meet our operating needs in 2007 and the debts incurred in connection with the acquisitions of SSD, SLB and XGN. For the six months ending June 30, 2007, net cash used in operating activities was approximately $494,021. This use of cash resulted primarily from an increase in our accounts receivable, prepaid expenses and trade deposits with airlines.

In connection with the acquisitions of SSD, SLB and XGN, the Company issued promissory notes aggregating $3,000,000; $2,828,000 and $1,542,000, respectively. The Company anticipates that it will satisfy these obligations out of cash flow from operations.

Capital expenditures

Total capital expenditures during the quarter ending June 30, 2007 were $31,572 for purchase of fixed assets. We have no plans for material capital expenditures during 2007.

Working Capital Requirements

Historically operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from operations to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. If necessary, we will seek to raise capital necessary for operations and the expansion of our operations through the issuance of debt or equity. There can be no assurance that such financing will be available or, if available, will be on terms acceptable to the Company. Future expansion will be limited by the availability of financing products and raising capital.

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

      We develop internally computerized reservation systems to make and confirm reservations with airlines and hotels, but we rely on other third parties providing services, for instance, our telecommunications access lines, significant computer systems and software licensing, support and maintenance service. Any interruption in these or other third-party services or deterioration in their performance could impair the quality of our service.

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

Dated: August 2007              UNIVERSAL TRAVEL GROUP


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