Form 10QSB/A
period 2007-06-30
UNIVERSAL TRAVEL GROUP
filed 2007-08-14
CIK 1336644

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

                                 (310) 443-4151
                ------------------------------------------------
                (Issuer's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,220,000 shares of Common Stock, $.001 per share, as of August 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2007, which was filed with the Securities and Exchange Commission on August 14, 2007 (the "Form 10-QSB"), is being filed solely to provide the execution date of the Form 10-QSB and the dates of the requisite certifications pursuant to Sections 302(a) and 906 of the Sarbanes-Oxley Act of 2002. Other than the foregoing, none of the information contained in the Form 10-QSB has been revised or amended.

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

99.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

99.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

99.3 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.4 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007          UNIVERSAL TRAVEL GROUP


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

99.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

99.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

99.3 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.4 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).