Form 10QSB
period 2007-09-30
UNIVERSAL TRAVEL GROUP
filed 2007-11-13
CIK 1336644

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 000-29245

                             UNIVERSAL TRAVEL GROUP
           ----------------------------------------------------------
           (Exact name of small business as specified in its charter)

                       Nevada                            90-0296536
           -------------------------------             --------------
           (State or other jurisdiction of             (IRS Employer
           incorporation or organization)              Identification
                                                          Number)

       Shennan Road, Hualian Center room 301 - 309, Shenzhen, PR of China
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (646) 200-6314
                ------------------------------------------------
                (Issuer's telephone number, including area code)

             10940 Wilshire Blvd. Suite 1600, Los Angeles, CA 90024
           -----------------------------------------------------------
           Former Name or Former Address, if Changed Since Last Report

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,686,050 shares of Common Stock, $.001 per share, as of November 7, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                        3

Consolidated Balance Sheets                                                    4

Consolidated Statements of Income                                          5 - 6

Consolidated Statements of Cash Flows                                      7 - 8

Consolidated Statements of Stockholders Equity                                 9

Notes to Consolidated Financial Statements                               10 - 18

MORGENSTERN, SVOBODA & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, N.Y.10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@gmail.com

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Universal Travel Group

We have reviewed the accompanying consolidated balance sheets of Universal Travel Group as of September 30, 2007 and the consolidated statements of operations for the nine months ended September 30, 2007 & 2006 and consolidated statements of cash flows and shareholders equity for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Universal Travel Group as of December 31, 2006 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated March 12, 2007 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Morgenstern, Svoboda & Baer CPA's P.C.
Certified Public Accountants

New York, N.Y.
November 5, 2007

                             UNIVERSAL TRAVEL GROUP
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2007 and DECEMBER 31, 2006

                                     ASSETS             2007            2006
                                                    ------------    ------------
Current Assets
Cash and cash equivalents                           $  2,728,860    $  1,043,555
Accounts Receivable                                    3,409,310          18,788
Acquisition Deposit                                      593,342       2,881,823
Loans Receivable                                         731,494         661,158
Due from Shareholders                                    776,180              --
Trade Deposit                                            905,953         959,605
Advances                                               2,246,443       1,831,558
Refundable Deposits                                       34,518          34,004
Prepaid expenses and other receivables                    13,090          31,842
                                                    ------------    ------------
Total Current Assets                                  11,439,190       7,462,333

Property & equipment, net                                 97,633          51,555
Intangible assets                                         26,759          49,938
Goodwill                                               7,477,233              --
                                                    ------------    ------------
                                                       7,601,625         101,493
                                                    ------------    ------------

Total Assets                                        $ 19,040,815    $  7,563,826
                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable - Bank                                $  1,289,873    $         --
Accounts payable and accrued expenses                  3,638,978       3,391,229
Income tax payable                                       591,465         263,850
                                                    ------------    ------------
Total Current Liabilities                              5,520,316       3,655,079

Stockholders' Equity

Common stock, $.001 par value, 70,000,000
shares authorized, 35,686,050 issued and outstanding      35,686          30,450
Additional paid in capital                             4,260,177         332,013
Other comprehensive income                               329,709         103,811
Statutory Reserve                                         80,458              --
Retained earnings                                      8,814,469       3,442,473
                                                    ------------    ------------
Total Stockholders' Equity                            13,520,499       3,908,747
                                                    ------------    ------------
Total Liabilities and Stockholders' Equity          $ 19,040,815    $  7,563,826
                                                    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             UNIVERSAL TRAVEL GROUP
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                      2007             2006
                                                  ------------     ------------
Revenues                                          $ 34,336,927     $  3,197,667
Cost of services                                    24,956,917               --
                                                  ------------     ------------
Gross profit                                         9,380,010        3,197,667
Selling, General and administrative expenses         2,222,407          966,186
Stock Based Compensation                               633,360               --
                                                  ------------     ------------
                                                     2,855,767          966,186
                                                  ------------     ------------
Income from operations                               6,524,243        2,231,481
                                                  ------------     ------------

Other (Income) Expense                                      --          (23,550)
Interest income                                        (17,783)         (10,100)
Interest expense                                        42,724            2,044
                                                  ------------     ------------
Total Other (Income) Expense                            24,941           31,606
                                                  ------------     ------------
Income before income taxes                           6,499,302        2,263,087

Provision for income taxes                           1,127,306          339,597
                                                  ------------     ------------
Net income                                        $  5,371,996     $  1,923,490
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             UNIVERSAL TRAVEL GROUP
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                      2007             2006
                                                  ------------     ------------
Revenues                                          $ 20,351,424     $  1,505,068
Cost of services                                    15,845,845               --
                                                  ------------     ------------
Gross Profit                                         4,505,579        1,505,068
Selling, General and administrative expenses           812,464          398,236
                                                  ------------     ------------
Income from operations                               3,693,115        1,106,832
                                                  ------------     ------------

Other (Income) Expense                                      --          (23,550)
Interest income                                         (2,955)          (1,745)
Interest expense                                        21,442              331
                                                  ------------     ------------
Total Other (Income) Expense                            18,487          (24,964)
                                                  ------------     ------------
Income before income taxes                           3,674,628        1,131,796

Provision for income taxes                             608,153          169,163
                                                  ------------     ------------
Net income                                        $  3,066,475     $    962,633
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             UNIVERSAL TRAVEL GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                      2007             2006
                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                        $  5,371,996     $  1,923,490
Adjustments to reconcile net income to net cash
provided by operating activities:                           --               --
Depreciation and amortization                           60,269           31,158
Stock based compensation                               633,360               --
(Increase) / decrease in assets:                            --               --
Accounts receivable                                 (1,982,708)         (86,274)
Loans Receivable                                        19,760               --
Advances                                              (414,885)              --
Due from shareholder                                   729,173          642,608
Loans Shareholders
Prepaid expenses                                        18,752         (105,134)
Trade deposits                                          53,652          (11,828)
Deposits                                                  (514)          (1,390)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses                  613,482         (372,100)
Income tax payable                                     209,551           13,647
                                                  ------------     ------------
Total Adjustments                                      (60,108)         110,687
                                                  ------------     ------------

Net cash provided by(used in) operating activities   5,311,888        2,034,177
                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property & equipment                       (50,024)         (22,584)

Paid for Acquisition - net of cash acquired         (7,278,434)              --

Acquisition deposits                                 2,288,481       (1,785,956)
Cash of merged subsidiary                                   --        1,162,306
                                                  ------------     ------------
Net cash used by Investing activities               (5,039,977)        (646,234)
                                                  ============     ============
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from bank loan - net                        1,289,873               --
                                                  ------------     ------------
Net cash provided by financing activities            1,289,873               --
                                                  ------------     ------------
Effect of exchange rate changes on cash and
  cash equivalents                                     123,521           47,726
                                                  ------------     ------------
Net change in cash and cash equivalents              1,685,305        1,435,669
Cash and cash equivalents, beginning balance         1,043,555               --
                                                  ============     ============
Cash and cash equivalents, ending balance         $  2,728,860     $  1,435,669
                                                  ============     ============

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Interest payments                                    $    40,603     $     2,044
                                                     ===========     ===========
Income Taxes                                         $   799,691     $   325,950
                                                     ===========     ===========
Other non-cash transactions

Purchased Goodwill                                    (7,477,233)             --

Fair value of assets purchased less cash
acquired                                              (2,151,201)             --

Acquisition financed with stock issuance               2,350,000              --
                                                     -----------
Acquisition paid for with cash - net of acquired      (7,278,434)             --
                                                     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             UNIVERSAL TRAVEL GROUP
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                                                                     Retained
                                                                      Additional       Other         Earnings         Total
                                               Common Stock             Paid-In     Comprehensive  (Accumulated   Stockholders'
                                           Shares         Amount        Capital        Income        Deficit)     Equity/Deficit
                                        -----------    -----------    -----------    -----------    -----------   --------------
Balance December 31, 2006                30,450,000    $    30,450    $   332,013    $   103,811    $ 3,442,473   $    3,908,747
Stock paid for acquisition                1,466,050          1,466      2,348,534             --             --        2,350,000
Foreign currency translation
adjustments                                      --             --             --        225,898             --          225,898
Issuance of shares for compensation       3,770,000          3,770      1,579,630             --             --        1,583,400
Income  for the three  months  ended
9/30/2007                                        --             --             --             --      5,371,996        5,371,996
                                        -----------    -----------    -----------    -----------    -----------   --------------
Balance September 30, 2007               35,686,050    $    35,686    $ 4,260,177    $   329,709    $ 8,814,469   $   13,440,041
                                        ===========    ===========    ===========    ===========    ===========   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             UNIVERSAL TRAVEL GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 1 - ORGANIZATION

Universal Travel Group (the "Company") was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited - BVI was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd was incorporated on March 9, 1998 under the laws of the Peoples Republic of China (PRC). Shenzhen Speedy Dragon Enterprises Limited was incorporated in August of 2002 under the laws of the Peoples Republic of China (PRC), Xian Golden Net Travel Serve Services was incorporated on July 25, 2001 under the laws of the Peoples Republic of China, Xian City, Shanghai Lanbao Travel Service Co., Ltd, was established in 2002 under the laws of Shanghai China.. Full Power Enterprise Global Limited owns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively the four corporations are referred to herein as the Company.

As a result of its recent acquisitions, the Company is engaged in the travel business, including airline ticketing, hotel reservation services and air cargo transportation services, technological solutions to travel reservations, and tour planning and tour guide services.

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

Translation Adjustment

As of September 30, 2007 and December 31, 2006 the accounts of Universal Travel Group were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars
(USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Travel Group and its wholly owned subsidiaries Shenzhen Yuzhilu Aviation Service Co., Ltd, Shenzhen Speedy Dragon Enterprises Limited, Shanghai Lanbao Travel Service Co., Ltd, Xian Golden Net Travel Serve Services, Ltd., and Full Power Enterprise Global Limited collectively referred to herein as the Company. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

                             UNIVERSAL TRAVEL GROUP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

                             UNIVERSAL TRAVEL GROUP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Furniture and Fixtures                      5 years
            Automobile                                  5 years
            Computer Hardware and Software              5 years
            Leasehold Improvements                      5 - 10 years

As of September 30, 2007 and December 31, 2006 Property, Plant & Equipment consist of the following:

                                              2007          2006
                                            ---------     ---------
            Furniture & fixture             $  18,247         6,267
            Automobile                         89,840        27,426
            Office equipment                   92,005        54,285
            Leasehold improve                  31,374         9,403
                                            ---------     ---------
                                              231,466        97,381
                                            ---------     ---------
            Accumulated depreciation         (133,833)      (74,352)
                                            ---------     ---------
                                            $  97,633        23,029
                                            =========     =========

Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007 and December 31, 2006 there were no significant impairments of its long-lived assets.

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

                             UNIVERSAL TRAVEL GROUP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

                             UNIVERSAL TRAVEL GROUP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities<168>. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

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

                             UNIVERSAL TRAVEL GROUP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

In February, 2007, FASB issued SFAS 159 'The Fair Value Option for Financial Assets and Financial Liabilities' - Including an Amendment of FABS Statement No.
115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The management is currently evaluating the effect of this pronouncement on financial statements.

Merger and Corporate Restructure

On June 26, 2006, the Company entered into an agreement and plan of merger (the "Merger") with Full Power Enterprises Global Limited, a holding company that owned all of the issued and outstanding shares of Shenzhen YuzhiLu Aviation Service Company Limited, an operating Company. In substance the agreement was treated as a recapitalization of Shenzhen YuzhiLu Aviation Service Company's capital structure.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition. Consequently, the financial statements included herein for dates and periods prior to the consummation of the Merger reflect the historical financial condition, results of operations and cash flows of Full Power Enterprises Global Limited and, hence, Shenzhen YuzhiLu Aviation Service Company. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the consummation of the Merger, the Company was an inactive corporation with no significant assets and liabilities.

Note 3 - TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of September 30, 2007 and December 31, 2006 the Company had paid $905,953 and $959,605 as trade deposits respectively.

During the year, the Company entered into a cooperation agreement with an unrelated company, to assist that company in its business development by participating in that business's operations and providing working capital funding. As of September 30, 2007 the Company has advanced this company $2,246,443. The Company anticipates that this advance will be repaid in full and that it will benefit from the cooperation agreement with this company.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

                             UNIVERSAL TRAVEL GROUP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 5 - INCOME TAXES

The Company's subsidiary Shenzhen Yuzhilu Aviation Service Co. is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is at a statutory rate of 15%.

            The following is a reconciliation of income tax expense:

                                           2007              2006
                                        ----------        ----------
            Current                     $1,127,306           339,597
            Deferred                            --                --
                                        ----------        ----------
            Total                       $1,127,306           339,597
                                        ==========        ==========

Note 6 - COMMITTMENTS

The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $99,192 and $36,095 for the nine months ended September 30, 2007 and 2006 respectively. The Company has future minimum lease obligations as of September 30, 2007 as follows:

9/30/2008       $ 74,960
9/30/2009       $ 38,560
                --------
Total           $113,520
                ========

The Company has entered into a share purchase agreement with the shareholders of Foshan Overseas International Travel Service Co, Ltd., located in the PRC. The agreement calls for the purchase of 100% of all the outstanding shares of Foshan. As of September 30, 2007 the Company had deposited $ 593,342 towards this acquisition.

Note 7 - NOTES PAYABLE BANK

The following table summaries notes payable as of September 30, 2007:

Lender                        Due Date           Interest Rate       Outstanding
China Construction Bank       July 29, 2008      6.25% per Annum     $1,289,873
                                                                     ----------
Total                                                                $1,289,873
                                                                     ==========

                             UNIVERSAL TRAVEL GROUP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

Pursuant to a share exchange agreement, the Company issued 714,285 shares of Common Stock to the former shareholders of Shenzhen Speedy Dragon Enterprises Limited. The shares were valued at $1,000,000, which was the fair value of the shares at the date of the share exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to a share exchange agreement, the Company issued 151,765 shares of Common Stock to the former shareholders of Xian Golden Net Travel Serve Services, Inc. The shares were valued at $258,000, which was the fair value of the shares at the date of the share exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to a share exchange agreement, the Company issued 600,000 shares of Common Stock to the former shareholders of Shanghai Lanbao Travel Services Co., Ltd. The shares were valued at $1,092,000, which was the fair value of the shares at the date of the share exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Note 9 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity, at September 30, 2007 are as follows:

                                                 Foreign Currency     Accumulated Other
                                                    Translation         Comprehensive
                                                    Adjustment             Income
                                                 =================    =================
Balance December 31, 2006                        $         103,811    $         103,811
Changes for 9 months ended September 30, 2007              225,898              225,898
                                                 -----------------    -----------------
Balance at September 30, 2007                    $         329,709    $         329,709
                                                 =================    =================

Note 10 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 11 - MAJOR CUSTOMERS AND CREDIT RISK

The Company derives its income from various Airlines. Most revenue is cleared through IATA, a centralized reporting platform.

                             UNIVERSAL TRAVEL GROUP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 12 - SUBSEQUENT EVENTS

On October 29, 2007, the Company acquired Foshan Overseas International Travel Service Company Limited ("FOI") in exchange for 1,122,986 shares of the Company's common stock and interest-free promissory notes in the aggregate principal amount of $3,153,500, payable no later than October 29, 2008.

On October 17, 2007, the Company entered into a Share Exchange Agreement to acquire 90% of Tianjin Golden Dragon International Travel Service Co., Ltd. ("TGD"). Pursuant to the Share Exchange Agreement, in exchange for 90% of the shares of TGD, the company will issue to TGD's shareholders a combination of 1,053,800 shares of the Company's common stock and promissory notes in the aggregate principal amount of $3,600,000, bearing no interest, in two installments of $2,163,800 and $1,436,200 due one year from the closing and two years from the closing, respectively.

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

OVERVIEW

In June 2006, Universal Travel Group (the "Company") shifted its business to the travel service industry in China through the acquisition of Full Power Enterprises Global Limited ("FPEG") a holding corporation formed under the laws of the British Virgin Island which owned all of the capital stock of Shenzhen Yu Zhi Lu Aviation Service Company Limited ("YZL). The acquisition of FPEG and YZL by the Company was accounted for as a reverse acquisition. Consequently, the financial statements included herein for dates and periods prior to the consummation of the acquisition reflect the historical financial condition, results of operations and cash flows of Full Power Enterprises Global Limited and, hence, Shenzhen YuzhiLu Aviation Service Company. Prior to the consummation of the Merger,, the Company was an inactive corporation with no significant assets and liabilities.

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

YZL's main competitors in China include Ctrip.com International, Ltd. and eLong, Inc. YZL initiates advertising or promotion activities on the company's services, including roadside billboards, brochures, internet ads, cell phone messages ads, newspapers and magazines ads.

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

SSD relies upon independent delivery services with more than 200 vehicles and manages leased and owned warehouses totaling 40,000 square meters (approximately 430,556 square feet), which it uses to stage, transfer, and store packages in transit. The annual volume of its air cargo transportation accounted for approximately 30% of the total air cargo market in Shenzhen, China.

On August 6, 2007, the Company acquired Xi'an Golden Net Travel Serve Service Company Limited ("XGN") in exchange for 151,765 shares of the Company's common stock and interest-free promissory notes in the aggregate principal amount of $1,542,000, payable no later than August 6, 2008. As a result of the acquisition, XGN became a wholly-owned subsidiary of YZL, which, in turn, made the Company the indirect owner of XGN.

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

On August 8, 2007, the Company acquired Shanghai Lanbao Travel Service Company Limited ("SLB") in exchange for 600,000 shares of the Company's common stock and interest-free promissory notes in the aggregate principal amount of $2,828,000, payable no later than August 8, 2008. As a result of the acquisition, SLB became a wholly-owned subsidiary of YZL, which, in turn, made the Company the indirect owner of SLB.

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

On October 29, 2007, the Company acquired Foshan Overseas International Travel Service Co., Ltd. ("FOI") in exchange for 1,122,986 shares of the Company's common stock and interest-free promissory notes in the aggregate principal amount of $3,153,500, payable no later than October 29, 2008. As a result of the acquisition, FOI became a wholly-owned subsidiary of YZL, which in turn, made the Company the indirect owner of FOI.

FOI, organized under the laws of China, was established in 1990. Its core business focuses on both domestic and international tourism business, as well as packaged airfare, hotel and conference reservations with ground transportation in China. FOI is recognized as a local market leader, with the second largest business volume in its territory. For three consecutive years, the company has been recognized as one of the 100 outstanding enterprises by the China Tourism Bureau and in 2004 was voted one of the most credible enterprises in the country. Last year the company served more than 120,000 people with packaged tours and conferences. FOI reported unaudited sales revenues of $11.9 million in FY 2006 with a net income of $930,000.

All capital stock shares and amounts and per share data included herein have been retroactively restated for the recapitalization treatment accorded the acquisition of FPEG. Because the acquisition of each of XGN and SLB occurred during the third quarter, the financial statements of the Company and the Management's Discussion and Analysis set forth below include the results of operations of XGN and SLB for the period of August 6 through September 30, 2007 and August 8 through September 30, 2007, respectively. The acquisition of FOI occurred subsequent to the end of the third quarter and, consequently, its results are not reflected in the financial statements included in this Report.

On October 17, 2007, the Company entered into a Share Exchange Agreement to acquire, in the aggregate, 90% of the outstanding capital stock of Tianjin Golden Dragon International Travel Service Co., Ltd. ("TGD") from the shareholders of TGD in exchange for 1,053,800 shares of the Company's common stock and interest-free promissory notes in the aggregate principal amount of $3,600,000, payable in two installments of $2,163,800 and $1,436,200, to be made one year from the closing and two years from the closing, respectively.

TGD, organized under the laws of China, was established in 1995. It specializes in domestic and international tour packaging. TGD company reported unaudited sales revenue of $16.17 million and net income of $1.13 million in FY'06. TGD offers several specialized package tours to Hunan, Changsha, Shaoshan, Kunming,

Dali and Lijiang. The company also organizes tour packages for holidays and special events, such as an Olympics tour in support of the 2008 Games, "Wedding Tours" to celebrate honeymoons and "Parents' Tours" designed for families to travel together. TGD has garnered nationwide recognition for its unique tourist products, namely its branded "Parents' Tour," which has served more than 100,000 people since its introduction. In 2006, Tianjin Golden Dragon served more than 150,000 customers and was ranked twenty-ninth in revenue in the Chinese travel industry.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the three months ended September 30, 2007 and 2006, and consolidated statements of cash flows and shareholders equity for the three months then ended.

                                                      09/30/2007     09/30/2006
                                                      ----------     ----------

Revenues                                             $20,351,424    $ 1,505,068

Cost of Services                                     $15,845,845             --
-------------------------------------------------------------------------------
Gross Profit                                         $ 4,505,579    $ 1,505,068

General and Administrative Expense                   $   812,464    $   398,236
-------------------------------------------------------------------------------

Income from Operations                               $ 3,693,115    $ 1,106,832

Revenue Analysis of the four core business segments of UTVG:

                    YZL             SSD             XGN             SLB             Total
Sales               $ 4,304,780     $ 3,071,639     $ 4,521,056     $ 8,453,949     $20,351,424
Cost of Services    -$1,772,046     -$2,368,941     -$3,873,329     -$7,831,529     -$15,845,845
------------------------------------------------------------------------------------------------
Gross Profit        $ 2,532,734     $   702,698     $   647,727     $   622,420     $ 4,505,579

                    YZL(%)          SSD(%)          XGN(%)          SLB(%)          Total(%)
Sales               21%             15%             22%             42%             100%
Cost of Services
------------------------------------------------------------------------------------------------

Gross Profit        56%             16%             14%             14%             100%

Revenues Revenues for the three months ending September 30, 2007 (the "Third Quarter 2007") totaled $20,351,424 compared to $1,505,068 for the three months ending September 30, 2006 (the "Third Quarter 2006"), an increase of approximately 1252%. This increase is attributable an increase in the Company's traditional customer base as well its expansion into air cargo transportation, packaged tours services and hotel booking services, through the acquisitions of SSD, XGN and SLB.

Gross Profit Gross Profit for the Third Quarter 2007 totaled $4,505,579 compared to $1,505,068 for the Third Quarter 2006, an increase of approximately 200%. The increase in gross profit reflects the Company's aggressive growth strategy as exemplified by continued growth in its traditional customer base and the acquisitions of SSD, XGN and SLB.

Gross Profit Margin Gross profit margin for the Third Quarter 2007 was 22% compared to 100% in the Third Quarter 2006. This decrease is primarily due to the fact that the accounting treatment for the operations of SSD, XGN and SLB and other new operations undertaken by the Company require the deduction of cost of service to derive net, revenues as opposed to the businesses the Company was engaged in during the Third Quarter 2006.

Selling, general and Administrative Expense Selling, general and administrative expense for the Third Quarter 2007 totaled $812,464 compared to $398,236 in the Third Quarter 2006. S,G&A was approximately 4% of Revenues in the Third Quarter 2007 as compared to 26% for the Third Quarter 2006. The increase in S,G&A reflects the acquisitions of SSD, XGN and SLB.

Interest Expense Interest expense for the Third Quarter 2007 totaled $21,442 compared to $331 for the Third Quarter 2006. The significant increase in interest expense reflects the fact that the Company financed the acquisitions primarily out of cash borrowed from commercial banks.

Net Income Net income was $3,066,475 or 15% of Revenues for the Third Quarter 2007, compared to $962,633 or 64% of Revenues for the Third Quarter 2006. The increase in net income reflects the continued growth in the Company's business and the acquisitions of SSD, XGN and SLB. The decrease in net income as a percentage of Revenues reflects the change in the mix of the Company's business to lower margin operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $2,728,860 at September 30, 2007 and current assets totaled $11,439,190 at September 30, 2007. The Company's working capital at September 30, 2007 was $4,975,303, and at such date, the Company's current liabilities were $5,520,316. We believe that the funds available to us from operations are adequate to meet our operating needs in 2007 and the debts incurred in connection with the acquisitions of SSD, SLB, XGN and FOI. For the nine months ending September 30, 2007, net cash provided by operating activities was approximately $5,311,888, which resulted primarily from an increase in our accounts receivable, prepaid expenses and trade deposits with airlines.

In connection with the acquisitions of SSD, SLB, XGN and FOI, the Company issued promissory notes aggregating $3,000,000; $2,828,000, $1,542,000 and $3,153,500,
respectively. The Company anticipates that it will satisfy these obligations out of cash flow from operations.

Capital expenditures

Total capital expenditures during the quarter ending September 30, 2007 were $11,118 for purchase of fixed assets. We have no plans for material capital expenditures during 2007.

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

We have not and do not anticipate paying any dividends on our common stock.

      We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our new business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

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

      Our reporting currency is the U.S. dollar. However, a substantial portion of our assets and revenues are denominated in the Chinese currency, Renminbi, commonly referred to as RMB. Our assets and revenues expressed in our U.S. dollar financial statements will decline in value of the Renminbi depreciates relative to the U.S. dollar. Any such depreciation could adversely affect the market price of our common stock. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations and we do not intend to engage in any such transactions. In addition, our currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert Renminbi into U.S. Dollars.

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


Dated: November 9, 2007             UNIVERSAL TRAVEL GROUP


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