Form 10QSB/A
period 2007-09-30
UNIVERSAL TRAVEL GROUP
filed 2007-12-03
CIK 1336644

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

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A is being filed to revise the Financial Statements and Management's Discussion and Analysis contained in Item 1 and Item 2 of Part 1 of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2007 that was filed on November 13, 2007 (the "Report"), as a result of a determination to report the revenues of the Company's subsidiary, Shanghai Lanbao Travel Service Company on a commission based revenue recognition method rather than a transaction based method. This change has no impact on the gross profit, income or net income which the Company reported in the Report and will not impact the gross income, income or net income reported for future periods.

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                        3

Consolidated Balance Sheets                                                    4

Consolidated Statements of Income                                            5-6

Consolidated Statements of Cash Flows                                        7-8

Consolidated Statements of Stockholders Equity                                 9

Notes to Consolidated Financial Statements                                 10-18

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

Morgenstern, Svoboda & Baer CPA's P.C.
Certified Public Accountants

New York, N.Y.
November 19, 2007

                             UNIVERSAL TRAVEL GROUP
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2007 and DECEMBER 31, 2006

ASSETS                                                   2007           2006
                                                     -----------    -----------
Current Assets
Cash and cash equivalents                            $ 2,728,860    $ 1,043,555
Accounts Receivable                                    3,409,310         18,788
Acquisition Deposit                                      593,342      2,881,823
Loans Receivable                                         731,494        661,158
Due from Shareholders                                    776,180             --
Trade Deposit                                            905,953        959,605
Advances                                               2,246,443      1,831,558
Refundable Deposits                                       34,518         34,004
Prepaid expenses and other receivables                    13,090         31,842
                                                     -----------    -----------
Total Current Assets                                  11,439,190      7,462,333

Property & equipment, net                                 97,633         51,555
Intangible assets                                         26,759         49,938
Goodwill                                               7,477,233             --
                                                     -----------    -----------
                                                       7,601,625        101,493
                                                     -----------    -----------

Total Assets                                         $19,040,815    $ 7,563,826
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Notes payable - Bank                                 $ 1,289,873    $        --
Accounts payable and accrued expenses                  3,638,978      3,391,229
Income tax payable                                       591,465        263,850
                                                     -----------    -----------
Total Current Liabilities                              5,520,316      3,655,079

Stockholders' Equity

Common stock, $.001 par value, 70,000,000
shares authorized, 35,686,050 issued and outstanding      35,686         30,450
Additional paid in capital                             4,260,177        332,013
Other comprehensive income                               329,709        103,811
Statutory Reserve                                         80,458             --
Retained earnings                                      8,814,469      3,442,473
                                                     -----------    -----------
Total Stockholders' Equity                            13,520,499      3,908,747
                                                     -----------    -----------
Total Liabilities and Stockholders' Equity           $19,040,815    $ 7,563,826
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             UNIVERSAL TRAVEL GROUP
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                      2007             2006
                                                  ------------     ------------

Revenues                                          $ 26,799,445     $  3,197,667
Cost of services                                    17,419,435               --
                                                  ------------     ------------
Gross Profit                                         9,380,010        3,197,667
Selling, General and administrative expenses         2,222,407          966,186
Stock Based Compensation                               633,360
                                                  ------------     ------------
                                                     2,855,767          966,186

                                                  ------------     ------------
Income from operations                               6,524,243        2,231,481
                                                  ------------     ------------

Other (Income) Expense                                      --          (23,550)
Interest income                                        (17,783)         (10,100)

Interest expense                                        42,724            2,044
                                                  ------------     ------------
Total Other (Income) Expense                            24,941           31,606
                                                  ------------     ------------
Income before income taxes                           6,499,302        2,263,087

Provision for income taxes                           1,127,306          339,597
                                                  ============     ------------
Net income                                        $  5,371,996     $  1,923,490
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             UNIVERSAL TRAVEL GROUP
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                      2007             2006
                                                  ------------     ------------

Revenues                                          $ 12,813,942     $  1,505,068
Cost of services                                     8,308,363               --
                                                  ------------     ------------
Gross Profit                                         4,505,579        1,505,068
Selling, General and administrative expenses           812,464          398,236


                                                  ------------     ------------
Income from operations                               3,693,115        1,106,832
                                                  ------------     ------------

Other (Income) Expense                                      --          (23,550)
Interest income                                         (2,955)          (1,745)
Interest expense                                        21,442              331
                                                  ------------     ------------
Total Other (Income) Expense                            18,487          (24,964)
                                                  ------------     ------------
Income before income taxes                           3,674,628        1,131,796

Provision for income taxes                             608,153          169,163
                                                  ------------     ------------
Net income                                        $  3,066,475     $    962,633
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             UNIVERSAL TRAVEL GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                        2007            2006
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                          $ 5,371,996     $ 1,923,490
Adjustments to reconcile net income to net cash
provided by operating activities:                            --              --
Depreciation and amortization                            60,269          31,158
Stock based compensation                                633,360              --
(Increase) / decrease in assets:                             --              --
Accounts receivable                                  (1,982,708)        (86,274)
Loans Receivable                                         19,760
Advances                                               (414,885)
Due from shareholder                                    729,173         642,608
Loans Shareholders
Prepaid expenses                                         18,752        (105,134)
Trade deposits                                           53,652         (11,828)
Deposits                                                   (514)         (1,390)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses                   613,482        (372,100)
Income tax payable                                      209,551          13,647
                                                    -----------     -----------
Total Adjustments                                       (60,108)        110,687
                                                    -----------     -----------

Net cash provided by(used in) operating activities    5,311,888       2,034,177
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property & equipment                        (50,024)        (22,584)

Paid for Acquisition - net of cash acquired          (7,278,434)

Acquisition deposits                                  2,288,481      (1,785,956)
Cash of merged subsidiary                                    --       1,162,306
                                                    -----------     -----------
Net cash used by Investing activities                (5,039,977)       (646,234)
                                                    ===========     ===========
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from bank loan - net                         1,289,873              --
                                                    -----------     -----------
Net cash provided by financing activities             1,289,873              --
                                                    -----------     -----------
Effect of exchange rate changes on cash
  and cash equivalents                                  123,521          47,726
                                                    -----------     -----------

Net change in cash and cash equivalents               1,685,305       1,435,669
Cash and cash equivalents, beginning balance          1,043,555              --
                                                    ===========     ===========
Cash and cash equivalents, ending balance           $ 2,728,860     $ 1,435,669
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Interest payments                                    $    40,603     $     2,044
                                                     ===========     ===========
Income Taxes                                         $   799,691     $   325,950
                                                     ===========     ===========
Other non-cash transactions

Purchased Goodwill                                    (7,477,233)             --

Fair value of assets purchased less cash acquired     (2,151,201)             --

Acquisition financed with stock issuance               2,350,000              --
                                                     -----------
Acquisition paid for with cash - net of acquired      (7,278,434)             --
                                                     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             UNIVERSAL TRAVEL GROUP
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                                                                     Retained
                                                                      Additional       Other         Earnings         Total
                                               Common Stock             Paid-In     Comprehensive  (Accumulated   Stockholders'
                                           Shares         Amount        Capital        Income        Deficit)     Equity/Deficit
                                        -----------    -----------    -----------    -----------    -----------   --------------

Balance December 31, 2006                 30,450,00    $    30,450    $   332,013    $   103,811    $ 3,442,473   $    3,908,747
Stock paid for acquisition                1,466,050          1,466      2,348,534             --             --        2,350,000
Foreign currency translation
  adjustments                                    --             --             --        225,898             --          225,898
Issuance of shares for compensation       3,770,000          3,770      1,579,630             --             --        1,583,400
Income for the three months ended
  9/30/2007                                      --             --             --             --      5,371,996        5,371,996
                                        -----------    -----------    -----------   ------------    -----------   --------------
Balance September 30, 2007                35,686,05    $    35,686    $ 4,260,177   $    329,709    $ 8,814,469   $   13,440,041
                                        ===========    ===========    ===========   ============    ===========   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             UNIVERSAL TRAVEL GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 1 - ORGANIZATION

Universal Travel Group ("the Company") was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited - BVI was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd was incorporated on March 9, 1998 under the laws of the Peoples Republic of China (PRC). Shenzhen Speedy Dragon Enterprises Limited was incorporated in August of 2002 under the laws of the Peoples Republic of China (PRC), Xian Golden Net Travel Serve Services was incorporated on July 25, 2001 under the laws of the Peoples Republic of China, Xian City, Shanghai Lanbao Travel Service Co., Ltd, was established in 2002 under the laws of Shanghai China.. Full Power Enterprise Global Limited owns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively the four corporations are referred to herein as the Company.

As a result of its recent acquisitions, the Company is now engaged in the travel business, including airline ticketing, hotel reservation services and air cargo transportation services, technological solutions to travel reservations, and tour planning and tour guide services.

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

                             UNIVERSAL TRAVEL GROUP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                Furniture and Fixtures                  5 years
                Automobile                              5 years
                Computer Hardware and Software          5 years
                Leasehold Improvements                  5 - 10 years

As of September 30, 2007 and December 31, 2006 Property, Plant & Equipment consist of the following:

                                                2007        2006
                                            -----------   --------
Furniture & fixture                         $    18,247      6,267
Automobile                                       89,840     27,426
Office equipment                                 92,005     54,285
Leasehold improve                                31,374      9,403
                                            -----------   --------
                                                231,466     97,381
                                            -----------   --------
Accumulated depreciation                      (133,833)   (74,352)
                                            -----------   --------
                                            $    97,633     23,029
                                            ===========   ========

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

Merger and Corporate Restructure

On June 26, 2006, the Company entered into an agreement and plan of merger (the "Merger") with Full Power Enterprises Global Limited, a holding company that owned all of the issued and outstanding shares of Shenzhen YuzhiLu Aviation Service Company Limited, an operating Company. In substance the Merger was treated as a recapitalization of Shenzhen YuzhiLu Aviation Service Company's capital structure.

For accounting purposes, the company accounted for the transaction as a reverse acquisition. Consequently, the financial statements included herein for dates and periods prior to the consummation of the Merger reflect the historical financial condition, results of operations and cash flows of Full Power Enterprises Global Limited and, hence, Shenzhen YuzhiLu Aviation Service Company Limited. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the consummation of the Merger, the Company was an inactive corporation with no significant assets and liabilities.

                             UNIVERSAL TRAVEL GROUP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 3 - TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of September 30, 2007 and December 31, 2006 the Company had paid $905,953 and $959,605 as trade deposits respectively.

During the year, the Company entered into a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operations and providing working capital funding. As of September 30, 2007 the Company has advanced this company $2,246,443.

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
                                        ==========        ==========

Note 6 - COMMITTMENTS

The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $99,192 and $36,095 for the nine months ended September 30, 2007 and 2006 respectively. The Company has future minimum lease obligations as of September 30, 2007 as follows:

9/30/2008         $  74,960
9/30/2009         $  38,560
                  ---------
Total             $ 113,520
                  =========

The Company has entered into share purchase agreements with Foshan Overseas International Travel Service Co, Ltd ("Foshan") located within the PRC. The agreement call for the purchase of 100% of all the outstanding shares of Foshan. As of September 30, 2007 the Company had deposited $593,342 towards this acquisition.

                             UNIVERSAL TRAVEL GROUP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 7 - NOTES PAYABLE BANK

The following table summaries notes payable as of September 30, 2007:

Lender                        Due Date           Interest Rate       Outstanding
China Construction Bank       July 29, 2008      6.25% per Annum     $ 1,289,873
                                                                     ----------
Total                                                                $ 1,289,873
                                                                     ==========

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

Pursuant to share exchange agreement, the company issued 151,765 shares of newly issued shares of Common Stock to the former shareholders of Xian Golden Net Travel Serve Services, Inc. The shares were valued at $258,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to share exchange agreement, the company issued 600,000 shares of newly issued shares of Common Stock to the former shareholders of Shanghai Lanbao Travel Services Co., Ltd. The shares were valued at $1,092,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

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
                                                 =================    =================

                             UNIVERSAL TRAVEL GROUP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 10 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

On May 7, 2007 the company issued, to a newly appointed Board member, an option grant (incentive Stock Options) to purchase 100,000 shares of common stock exercisable at $1.95. The options have a three year vesting period. The first 33,333 vest immediately, while the remaining shares vest 33,333 and 33,334 on May 1, 2008, and May 1, 2009, respectively. Options expire May 1, 2017.

On September 6, 2007 the company issued, to a newly appointed Board member, an option grant (incentive Stock Options) to purchase 100,000 shares of common stock exercisable at $2.85. The options have a three year vesting period. The first 33,333 vest immediately, while the remaining shares vest 33,333 and 33,334 on July, 1, 2008, and July1, 2009, respectively. Options expire June 1, 2017.

Note 11 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

The Company derives its income from various Airlines. Most revenue is cleared thru IATA, a centralized reporting platform.

Note 13 - SUBSEQUENT EVENTS

On October 29, 2007, the Company acquired Foshan Overseas International Travel Service Company Limited in exchange for the aggregated of 1,122,986 shares of the Company's common stock and interest-free promissory notes in the aggregate principle amount of $3,153,500 payable no later than October 29, 2008.

On October 17, 2007, the Company entered into a Share Exchange Agreement to acquire 90% of Tianjin Golden Dragon International Travel Service Co., Ltd. ("TGD"). Pursuant to the Share Exchange Agreement, in exchange of surrendering 90% of the shares of TGD, the Company will issue to TGD's shareholders a combination of 1,053,800 shares of the Company's common stock and promissory notes in the aggregate principal amount of $3,600,000, bearing no interest, payable in two installments of $2,163,800 and $1,436,200 due one year for the closing and two years from the closing, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB/A. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Form 10-QSB/A.

OVERVIEW

In June 2006, Universal Travel Group (the "Company") shifted its business to the travel service industry in China through the acquisition of Full Power Enterprises Global Limited ("FPEG") a holding corporation formed under the laws of the British Virgin Island which owned all of the capital stock of Shenzhen Yu Zhi Lu Aviation Service Company Limited ("YZL). The acquisition of FPEG and YZL by the Company was accounted for as a reverse acquisition. Consequently, the financial statements included herein for dates and periods prior to the consummation of the acquisition reflect the historical financial condition, results of operations and cash flows of FPEG and, hence, YZL. Prior to the consummation of the acquisition of FPEG and YZL, the Company was an inactive corporation with no significant assets and liabilities.

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

On April 10, 2007, the Company acquired Shenzhen Speedy Dragon Enterprise Limited ("SSD") in exchange for 714,285 shares of the Company's common stock and an interest-free promissory note in the principal amount of $3,000,000, payable no later than April 10, 2008. As a result of the acquisition, SSD became a wholly-owned subsidiary of YZL, which, in turn, made the Company the indirect owner of SSD. The financial statements included herein include the operating results of SSD from April 10, 2007.

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

                                                     09/30/2007     09/30/2006
                                                     ----------     ----------

Revenues                                             $12,813,942    $1,505,068

Cost of Services                                     $ 8,308,363
--------------------------------------------------------------------------------
Gross Profit                                         $ 4,505,579    $1,505,068

General and Administrative Expense                   $   812,464    $  398,236
--------------------------------------------------------------------------------

Income from Operations                               $ 3,693,115    $1,106,832

Revenue Analysis of the four core business segments of UTVG:

                   YZL               SSD              XGN               SLB              Total
----------------------------------------------------------------------------------------------------
Sales              $4,304,780        $3,071,639       $4,521,056        $916,467         $12,813,942
Cost of Services  -$1,772,046       -$2,368,941      -$3,873,329       -$294,047         -$8,308,363
----------------------------------------------------------------------------------------------------

Gross Profit       $2,532,734          $702,698         $647,727        $622,420          $4,505,579

                   YZL(%)              SSD(%)           XGN(%)          SLB(%)            Total(%)
Sales              34%                 24%              35%             7%                100%
Cost of Services   21%                 28%              47%             4%                100%
----------------------------------------------------------------------------------------------------

Gross Profit       56%                 16%              14%             14%               100%

Revenues Revenues for the three months ending September 30, 2007 (the "Third Quarter 2007") totaled $12,813,942 compared to $1,505,068 for the three months ending September 30, 2006 (the "Third Quarter 2006"), an increase of approximately 751%. This increase is attributable an increase in the Company's traditional customer base as well its expansion into air cargo transportation, packaged tours services and hotel booking services, through the acquisitions of SSD, XGN and SLB.

Gross Profit Gross Profit for the Third Quarter 2007 totaled $4,505,579 compared to $1,505,068 for the Third Quarter 2006, an increase of approximately 200%. The increase in gross profit reflects the Company's aggressive growth strategy as exemplified by continued growth in its traditional customer base and the acquisitions of SSD, XGN and SLB.

Gross Profit Margin Gross profit margin for the Third Quarter 2007 was 35% compared to 100% in the Third Quarter 2006. This decrease is primarily due to the fact that the accounting treatment for the operations of SSD, XGN and SLB and other new operations undertaken by the Company require the deduction of cost of service to derive net, revenues as opposed to the businesses the Company was engaged in during the Third Quarter 2006.

Selling, general and Administrative Expense Selling, general and administrative expense for the Third Quarter 2007 totaled $812,464 compared to $398,236 in the Third Quarter 2006. S,G&A was approximately 6% of Revenues in the Third Quarter 2007 as compared to 26% for the Third Quarter 2006. The increase in S,G&A reflects the acquisitions of SSD, XGN and SLB.

Interest Expense Interest expense for the Third Quarter 2007 totaled $21,442 compared to $331 for the Third Quarter 2006. The significant increase in interest expense reflects the fact that the Company financed the acquisitions primarily out of cash borrowed from commercial banks.

Net Income Net income was $3,066,475 or 24% of Revenues for the Third Quarter 2007, compared to $962,633 or 64% of Revenues for the Third Quarter 2006. The increase in net income reflects the continued growth in the Company's business and the acquisitions of SSD, XGN and SLB. The decrease in net income as a percentage of Revenues reflects the change in the mix of the Company's business to lower margin operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $2,728,860 at September 30, 2007 and current assets totaled $11,439,190 at September 30, 2007. The Company's working capital at September 30, 2007 was $5,918,874, and at such date, the Company's current liabilities were $5,520,316. We believe that the funds available to us from operations are adequate to meet our operating needs in 2007 and the debts incurred in connection with the acquisitions of SSD, SLB, XGN and FOI. For the nine months ending September 30, 2007, net cash provided by operating activities was approximately $5,311,888, which resulted primarily from an increase in our accounts receivable, prepaid expenses and trade deposits with airlines.

In connection with the acquisitions of SSD, SLB, XGN and FOI, the Company issued promissory notes aggregating $3,000,000; $2,828,000, $1,542,000 and $3,153,500,
respectively. The Company anticipates that it will satisfy these obligations out of cash flow from operations.

Capital expenditures

Total capital expenditures during the quarter ending September 30, 2007 were $50,024 for purchase of fixed assets. We have no plans for material capital expenditures during 2007.

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

Dated:   December 2, 2007       UNIVERSAL TRAVEL GROUP


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