Form 10-K
period 2007-12-31
UNIVERSAL TRAVEL GROUP
filed 2008-03-31
CIK 1336644

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

|_| Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-51516

                             UNIVERSAL TRAVEL GROUP
                 (Name of small business issuer in its charter)

                   Nevada                                 90-0296536
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)

Shennan Road, Hualian Center room 301 - 309
   Shenzhen, People's Republic of China
-------------------------------------------               ----------
  (Address of principal executive offices)                (Zip code)

         Issuer's telephone number, including area code: 86 755 836 68489

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                   Preferred Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |X| No |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|        Accelerated filer |_|
Non-accelerated filer   |_|        (Do not check if a smaller reporting company)
                                   Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of June 30, 2007, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and other holding more than 5% of the outstanding shares of the class) was $52,621,034, based upon the closing sale price of $2.00 as reported on the OTC Bulletin Board at March 24, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes |_| No |X|

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 24, 2008, the registrant had outstanding 38,110,517 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any report filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. - None

                                TABLE OF CONTENTS

                                                                                                                         Pages
                                                                                                                         -----
PART I
Item 1.     Description of Business ..................................................................................       3
Item 1A.    Risk Factors..............................................................................................       5
Item 1B.    Unresolved Staff Comments.................................................................................      13
Item 2.     Description of Property...................................................................................      13
Item 3.     Legal Proceedings.........................................................................................      14
Item 4.     Submission of Matters to a Vote of Security Holders.......................................................      14
PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities.................................................................      14
Item 6.     Selected Financial and Other Data.........................................................................      16
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....................      16
Item 7A     Quantitative and Qualitative Disclosures About Market Risk ...............................................      24
Item 8.     Financial Statements and Supplementary Data ..............................................................      24
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .....................      24
Item 9A     Controls and Procedures...................................................................................      25
Item 9B     Other Information ........................................................................................      26
PART III
Item 10     Directors, Executive Officers and Corporate Governance....................................................      26
Item 11     Executive Compensation....................................................................................      30
Item 12     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters ..........................................................................      32
Item 13     Certain Relationships and Related Transactions............................................................      32
Item 14     Principal Accounting Fees and Services....................................................................      34
PART IV
Item 15     Exhibits and Financial Statement Schedules................................................................      34

Signatures

Special Note Regarding Forward Looking Information

      Universal Travel Group (referred to in this Annual Report on Form 10-K as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by the forward-looking statements contained herein. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "--Risk Factors" below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise

                                     PART I

Item 1. Description of Business.

      History and Organization

      Our Company was incorporated on January 28, 2004, in and under the laws of the state of Nevada. On March 15, 2006, the Company entered into an Acquisition Agreement and Plan of Merger (the "Acquisition Agreement") with TAM of Henderson, Inc. ("TAM"), whereby TAM acquired all of the outstanding shares of common stock, par value $.001 per share (the "Common Stock") of the Company from the Company's then sole stockholder and simultaneously merged with and into the Company, with the Company as the surviving corporation. On June 20, 2006, Mr. Xiao Jun ("Jun"), a former officer and director of our Company, acquired from the then-majority-shareholder of our Company 8,000,000 shares of the Company's Common Stock, for an aggregate purchase price of $435,000 (the "Stock Transaction"). After giving effect to such acquisition, Jun held 8,000,000 of the 10,450,000 shares of the Company's Common Stock then issued and outstanding, constituting, in the aggregate, 77% of the then issued and outstanding shares of Common Stock of the Company. In connection with his acquisition of shares in the Company, Jun was appointed as Chief Executive Officer of the Company.

      On July 12, 2006 (the "Effective Date"), the Company consummated the transaction contemplated by the Agreement and Plan of Merger, dated as of June 26, 2006 (the "Merger Agreement"), by and among the Company, Merger Sub of Tam, Inc. ("Merger Subsidiary"), a wholly owned subsidiary of the Company, Full Power Enterprises Global Limited ("Full Power"), and the shareholders of Full Power. In accordance with the Merger Agreement, Merger Subsidiary merged with and into Full Power, Merger Subsidiary ceased to exist and Full Power was the surviving entity (the "Merger Transaction"). The Full Power Shareholders received 20,000,000 shares of Common Stock of the Company in exchange for all of the issued and outstanding shares of Full Power. As a result of the Merger Transaction, Full Power became the Company's wholly owned subsidiary. Full Power owns all of the issued and outstanding capital stock of Shenzhen Yu Zhi Lu Aviation Service Company Limited, a company organized under the laws of China ("YZL").

      In connection with the Merger Transaction, Jiangping Jiang (who, prior to the Merger Transaction was a shareholder of Full Power), Xin Zhang and Hoi-Yui Lee were appointed to our Board of Directors and Jun resigned from all position with our Company.

      Our Business

      With the acquisition of Full Power and hence YZL, the Company shifted its business to the online travel service industry in China. YZL is primarily engaged in China domestic and international airline ticketing services and cargo transportation agency services, as well as international lines through Hong Kong, Macao and Taiwan. Additionally, YZL provides hotel reservations, packaged tours and and air delivery services both online and through customer representative services. The main activities of YZL developed over the years include air tickets booking, hotel reservations, and tour arrangements. YZL also owns an aviation network (www.cnutg.com) that provides a complete air ticket sales network.

      During 2007 the Company completed four acquisitions. The first company acquired, Shenzhen Speedy Dragon Enterprise Limited ("SSD"), is engaged in the business of air freight forwarding. SSD, located in Shenzhen City, is a cargo logistics company providing commercial, point-to-point parcel and container transportation services within China. It also operates as an international and domestic freight forwarding agency for Chinese civil aviation companies and provides railway and express delivery services. In connection with its delivery services, SSD relies upon independent parties with more than 200 vehicles and manages leased and owned warehouses totaling 40,000 square meters (approximately 430,556 square feet), which it uses to stage, transfer, and store packages in transit. During 2007, air cargo for which transportation was arranged by SSD accounted for approximately 30% of the total air cargo market in Shenzhen, China.

      The second company acquired in 2007 was Xi'an Golden Net Travel Serve Service Company Limited ("XGN"). XGN was established in 2001 and focuses on the domestic tourism market and provides air tickets, train tickets and other travel-related services including servicing individuals and groups attending conferences and exhibits, arrangements for business studies, academic exchanges, travel adventures, cultural education, sports competition, and theatrical performances. XGN also specializes in central plains tours of the Xi'an. Since 2005, XGN has been a leader in forming joint ventures with travel agencies in Tibet, Xinjiang, Shanxi and Inner Mongolia that focused on western plains routes to enable it to advertise a "Find one agency, tour the entire Chinese west" service concept. XGN provides its customers with one-stop shopping service.

      The third company acquired in 2007 was Shanghai Lanbao Travel Service Company Limited ("SLB"). SLB was established in 2002 and its core business focus is a centralized real-time booking system providing consumers and travel related businesses with hotel bookings, air ticket and tourism information via the internet and mobile phone text-messaging technology. It owns and manages the award winning China Booking Association website, http://www.cba-hotel.com/, which receives approximately 200,000 visitors daily.

      The fourth company acquired in 2007 was Foshan Overseas International Travel Service Co., Ltd. ("FOI"). FOI was established in 1990. Its core business focuses on both domestic and international tourism, as well as packaged airfare, hotel and conference reservations with ground transportation in China. FOI is recognized as a local market leader, with the second largest business volume in its territory. For three consecutive years, FOI has been recognized as one of the 100 outstanding enterprises by the China Tourism Bureau and in 2004 was voted one of the most credible enterprises in the country. Last year the company served more than 120,000 people with packaged tours and conferences.

Sales and Marketing

      We advertise our services for the general public through roadside billboards, brochures, internet ads, cell phone message ads, newspapers and magazines ads.

Competition

      Our main competitors in China in the online booking industry include Ctrip.com International, Ltd. and eLong, Inc. Competitors in the other businesses in which we are engaged include Lai Si Da Aviation Service Company Limited, Zhong Hao Hui Freight and Flight Agency Company Limited, Da Zhi Cheng Aviation Service Company Limited, Shenzhen Shi Xun Industry Company Limited, and Tempus International Logistic Company Limited.

      Many of our competitors, particularly those engaged in the online booking industry, are better established than us, are more widely known to consumers, have larger infrastructures and greater capital resources.

Employees

      At the current time, in addition to our officers, we have approximately 320 employees. None of our employees is a member of a union and our relationships with our employees are generally satisfactory.

Item 1A. Risk Factors.

      The reader should carefully consider each of the risks described below. If any of the following risks described below should occur, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline significantly.

Risks Related to the Company

      Risks associated with business declines or disruptions in the travel industry generally could reduce our revenue.

      A large part of our revenues are driven by the trends that occur in the travel industry in China, including the hotel, airline and packaged-tour industries. As the travel industry is highly sensitive to business and personal discretionary spending levels, it tends to decline during general economic downturns. Other adverse trends or events that tend to reduce travel and are likely to reduce the Company's revenues include the following:

            o     an outbreak of political or economic unrest in China;

            o     a recurrence of SARS or any other serious contagious diseases;

            o increased prices in the hotel, airline, or other travel-related industries;

            o     increased occurrence of travel-related accidents;

            o     outbreak of war or conflict in the Asia-Pacific region;

            o increases in terrorism or the occurrence of a terrorist attack in the Asia-Pacific region;

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

      Loss of Key Personnel Could Affect Our Ability to Successfully Grow Our Business.

      The Company is highly dependent upon the services of its senior management team. The permanent loss for any of the key executives could have a material adverse effect upon our operating results.

      Our management is comprised almost entirely of individuals residing in the PRC with very limited English skills

      Our management is comprised almost entirely of individuals born and raised in the PRC. As a result of differences in culture, educational background and business experiences, our management may analyze, evaluate and present business opportunities and results of operations differently from the way they are analyzed, evaluated and presented by management teams of public companies in Europe and the United States. In addition, our management has very limited skills in English. Consequently, it is possible that our management team will emphasize or fail to emphasize aspects of our business that might customarily be emphasized in a different manner by comparable public companies from different geographical and political areas.

      Our management is not familiar with the United States securities laws.

      Our management and the former owners of the businesses we acquire are generally unfamiliar with the requirements of the United States securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission and other regulatory authorities that could be costly, divert management's attention and disrupt our business.

      Our operating history is not an adequate basis to judge our future prospects.

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

            o diversify our sources of revenue;

            o maintain effective control of our expenses; and

            o respond to changes in our regulatory environment.

If we are not successful in addressing any or all of these risks, our business may be materially affected in an adverse manner.

      The travel industry in China is seasonal.

      Our business travel operations experience seasonal fluctuations, reflecting seasonal variations in demand for travel services. During the first quarter, demand for travel services generally declines in China and the number of bookings flattens or decreases, in part due to a slowdown in business activity during the Chinese New Year holiday. Demand for travel services generally peaks during the second half of the year and there may be seasonal fluctuations in allocations of travel services made available to us by travel suppliers. Consequently, our revenues may fluctuate from quarter to quarter.

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

Risks Related to our Common Stock

      There is a limited public market for our common stock.

      There is currently a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased, may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

      Ownership of our common stock is concentrated.

      Our common stock is owned by a relatively small number of holders, some of whom have business relationships in China. A determination by any of such holders to sell all or a substantial portion of its holdings could depress the trading price of our common stock.

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

      We will incur significant costs as a result of operating as a public company and our management will be required to devote substantial time to compliance requirements.

            As a public company we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements.

      In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2007, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

      Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders.

      Our Amended and Restated Articles of incorporation authorizes the issuance of preferred shares which may be issued with dividend, liquidation, voting and redemption rights senior to our Common Stock without prior approval by the stockholders. The Preferred Stock may be issued for such consideration as may be fixed from time to time by the Board of Directors. The Board of Directors may issue such shares of Preferred Stock in one or more series, with such designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution of resolutions.

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

Risks Related to Doing Business in China

      It may be difficult for our stockholders to enforce their rights against the Company or its officers or directors.

      Because our principal assets are located outside of the United States and some of our directors and all of our executive officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the People's Republic of China.

      In addition, our operating subsidiaries and substantially all of our assets are located outside of the United States. You will find it difficult to enforce your legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the People's Republic of China and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the courts of the People's Republic of China. In addition, it is unclear if extradition treaties in effect between the United States and the People's Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

      Our business operations take place primarily in China. Because Chinese laws, regulations and policies are continually changing, our operations will face numerous risks.

      Because the Company's operations primarily take place outside of the United States and are subject to Chinese laws, regulations and policies affecting any change of Chinese laws may adversely affect the Company's business, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations, exposure to possible expropriation or other Chinese government actions, and unsettled political conditions. These factors may have a material adverse effect on the Company's operations or on the Company's business, results of operations and financial condition.

      China's economy differs from the economies of most developed countries in many respects, including substantial governmental regulation, development, growth rate, control of foreign exchange, significant restrictions on property rights, taxation levels, and permitted allocation of resources. While the People's Republic of China economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The government of the People's Republic of China has implemented various measures to encourage economic development and guide the allocation of resources, which may or may not achieve the desired results or stated goals. Some of these measures may benefit the overall economy of People's Republic of China, but may also have a negative effect on us or on the economy in general. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the government of the People's Republic of China has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which could adversely affect our results of operations and financial condition.

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

      Any slowdown of economic growth in China could have a negative effect on our business. There can be no assurance that the growth of the economy in China will continue or that any slowdown will not have a negative effect on our business.

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

Item 1B. Unresolved Staff Comments.

      Not applicable.

Item 2. Description of Property.

      Our principal executive offices are located at Shennan Road, Hualian Center Room 301 - 304, Shenzhen, People's Republic of China. Such offices contain approximately 8,600 square feet of usable space are subject to a lease which expires November 2008. The monthly rent payable for these offices is $4,500.

      In addition to our headquarters, we maintain offices at the locations listed below which require aggregate monthly payments of $12,300.

      1. Nanshan Branch: Room A01, 1st Floor Lobby, Yi Hai Square, Chuang Ye Road, Nanshan Qu, Shenzhen City.

      2. Luohu Branch: 1st Floor Lobby, Dongmen Hotel, Hubei Road, Luohu Qu, Shenzhen City.

      3.    Baoan Airport Branch: BT60-62, Area A, Shenzhen Baoan Airport.

      4.    Fuyong Branch: No. 129. Bai Shi Sha Blvd, Fuyong Zhen, Shenzhen
            City.

      5. Longhua Zhuojing Branch: No.11 Sheng Di Long Quan, Ban Ren Min Bei Road, Longhua Blvd, Shenzhen City.

      6. Xinzhou Branch: 1st Floor Business Center, Chu Tian Hotel, Hubei Building, Bin He Road, Shenzhen City.

      7.    No. 2008 Shennan Road, Hua Lian Building Suite 305-309,
            Shenzhen City.

Item 3. Legal Proceedings.

      The Company, its subsidiaries and its property are not a party to any pending legal proceeding

Item 4. Submission of Matters to a Vote of Security Holders.

      We did not submit any matter to a vote of our stockholders during the fourth quarter of 2007.

                                     PART II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      Market Information.

      Our common stock, $.001 par value, is traded on the OTC Bulletin Board under the symbol UTVG. Prior to August 21, 2006, the date we changed our name from TAM of Henderson, Inc. to Universal Travel Group, our Common Stock was quoted under the symbol "TMHN."

      The prices set forth below reflect the quarterly high and low bid price information for shares of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                   2007                  High                Low
              --------------           -------             -------
              Fourth Quarter           $  5.72             $  2.75
              Third Quarter            $  4.08             $  1.85
              Second Quarter           $  3.60             $  1.57
              First Quarter            $  1.80             $  0.40

                   2006
              Fourth Quarter           $  1.66             $  0.35
              Third Quarter            $  1.20             $  0.65
              Second Quarter           $   N/A             $   N/A
              First Quarter            $   N/A             $   N/A

      Holders of Securities.

      As of March 24, 2008, there were approximately 33 holders of record of our common stock.

      Our common stock is covered by a Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our common stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

      Dividends.

      We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on its common stock and we do not believe that there are any that are likely to do so in the future.

      Securities Authorized for Issuance Under Equity Compensation Plans.

      In January 2007 the Company adopted the Universal Travel Group 2007 Equity Incentive Plan. In the first quarter of 2007 the Company issued 3,770,000 shares of its common stock pursuant to the Plan for services rendered from October 2, 2006, through February 28, 2007. At the time of issuance the 3,770,000 shares were valued at $1,583,400, of which $950,040 was charged against earnings in 2006 and $633,360 was charged against earnings for 2007.

      There are no longer any shares available for issuance pursuant to the Universal Travel Group 2007 Equity Incentive Plan.

      During 2007 we issued Options to purchase 100,000 shares to each of three newly appointed directors. The Options are exercisable for a period of approximately 10 years from the date of issuance and are exercisable at prices of $1.95; $2.85 and $3.75, respectively. The following table provides information as of December 31, 2007 about our outstanding equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2007

-------------------------------------------------------------------------------------------------------------------
                                                                                   Number of securities remaining
                          Number of securities to   Weighted-average exercise   available for future issuance under
     Plan category        be issued upon exercise      price of outstanding          equity compensation plans
                          of outstanding options,     options, warrants and      (excluding securities reflected in
                            warrants and rights               rights                        column (a))
-------------------------------------------------------------------------------------------------------------------
                                    (a)                        (b)                              (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                  none                        N/A                               0
security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by             300,000                     $2.85                              0
security holders
-------------------------------------------------------------------------------------------------------------------
Total                             300,000                     $2.85                              0
-------------------------------------------------------------------------------------------------------------------

Purchases of Equity Securities by the Company and Affiliated Purchasers

      During the fourth quarter of our fiscal year ended December 31, 2007, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our outstanding equity securities registered pursuant to section 12 of the Exchange Act.

      Recent Sales of Unregistered Equity Securities

      There were no unregistered sales of equity securities during 2007 that were not previously included by the Company in a Current Report on Form 8-K or on a Quarterly Report on Form 10-Q or 10-QSB.

Item 6. Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Report on Form 10-K.

OVERVIEW

      In June 2006, we commenced our business in the online travel service industry in China through the acquisition of Full Power Enterprises Global Limited ("Full Power") a holding corporation formed under the laws of the British Virgin Islands which owned all of the capital stock of Shenzhen Yu Zhi Lu Aviation Service Company Limited ("YZL). The acquisition of Full Power and YZL was accounted for as a reverse acquisition. Consequently, the financial statements included herein for dates and periods prior to the consummation of the acquisition reflect the historical financial condition, results of operations and cash flows of Full Power and, hence, YZL.

      YZL, a company organized under the laws of China, is primarily engaged in China domestic and international airline ticketing services and cargo transportation agency services as well as international lines through Hong Kong, Macao and Taiwan. Additionally, YZL provides hotel reservations, packaged tours, and air delivery services. The main activities of YZL developed over the years include air tickets booking, hotel reservations, and tour arrangements. YZL also owns an aviation network (www.cnutg.com) that provides a complete air ticket sales network.

      On April 10, 2007, the Company acquired Shenzhen Speedy Dragon Enterprise Limited ("SSD") in exchange for 714,285 shares of the Company's common stock and an interest-free promissory note in the principal amount of $3,000,000, payable no later than April 10, 2008.

      SSD, located in Shenzhen City, is a cargo logistics company providing commercial, point-to-point parcel and container transportation services within China. It also operates as an international and domestic freight forwarding agency for Chinese civil aviation companies and provides railway and express delivery services. SSD relies upon independent delivery services with more than 200 vehicles and manages leased and owned warehouses totaling 40,000 square meters (approximately 430,556 square feet), which it uses to stage, transfer, and store packages in transit. During 2007, air cargo for which SSD arranged transportation accounted for approximately 30% of the total air cargo market in Shenzhen, China.

      On August 6, 2007, the Company acquired Xi'an Golden Net Travel Serve Service Company Limited ("XGN") in exchange for 151,765 shares of the Company's common stock and interest-free promissory notes in the aggregate principal amount of $1,542,000, payable no later than August 6, 2008.

      XGN was established in 2001 and focuses on the domestic tourism market and provides air tickets, train tickets and other travel-related services including servicing individuals and groups attending conferences and exhibits, arrangements for business studies, academic exchanges, travel adventures, cultural education, sports competition, and theatrical performances. XGN also specializes in central plains tours of the Xi'an. Since 2005, XGN has been a leader in forming joint ventures with travel agencies in Tibet, Xinjiang, Shanxi and Inner Mongolia that focused on western plains routes to enable it to advertise a "Find one agency, tour the entire Chinese west" service concept. XGN provides its customers with a one-stop shopping service.

      On August 8, 2007, the Company acquired Shanghai Lanbao Travel Service Company Limited ("SLB") in exchange for 600,000 shares of the Company's common stock and interest-free promissory notes in the aggregate principal amount of $2,828,000, payable no later than August 8, 2008.

      SLB was established in 2002 and its core business focus is a centralized real-time booking system providing consumers and travel related businesses with hotel bookings, air ticket and tourism information via the internet and mobile phone text-messaging technology. It owns and manages the award winning China Booking Association website, http://www.cba-hotel.com/, which receives approximately 200,000 visitors daily.

      On October 29, 2007, the Company acquired Foshan Overseas International Travel Service Co., Ltd. ("FOI") in exchange for 1,122,986 shares of the Company's common stock and interest-free promissory notes in the aggregate principal amount of $3,153,500, payable no later than October 29, 2008. .

      FOI was established in 1990. Its core business focuses on both domestic and international tourism, as well as packaged airfare, hotel and conference reservations with ground transportation in China. FOI is recognized as a local market leader, with the second largest business volume in its territory. For three consecutive years, the company has been recognized as one of the 100 outstanding enterprises by the China Tourism Bureau and in 2004 was voted one of the most credible enterprises in the country. Last year the company served more than 120,000 people with packaged tours and conferences.

      All capital stock shares and amounts and per share data included herein have been retroactively restated for the recapitalization treatment accorded the acquisition of FPEG. Because the acquisition of each of XGN and SLB occurred during the third quarter the financial statements of the Company and the Management's Discussion and Analysis set forth below include the results of operations of XGN and SLB for the period of August 6 through December 31, 2007 and August 8 through December 31, 2007, respectively. The acquisition of FOI occurred subsequent to the end of the third quarter and, consequently, only its 4th quarter results in 2007 are reflected in the financial statements included in this Report.

RESULTS OF OPERATIONS

      The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for years ended December 31, 2006 and 2007.

                                                   FY2007               FY2006
                                                   ------               ------

Revenues                                        $44,294,853          $10,013,788

Cost of Services                                $29,519,012          $ 4,594,376
--------------------------------------------------------------------------------
Gross Profit                                    $14,775,841          $ 5,419,412

General and Administrative Expense              $ 3,229,526          $ 1,353,434

Stock based compensation                        $   945,903          $   950,040

Income from Operations                          $10,600,412          $ 3,115,938

Revenue by subsidiary:

                        YZL            SSD            XGN             SLB           FOI           Total
Sales               $16,760,039    $11,739,272    $ 8,548,989    $ 2,383,129    $ 4,863,423    $44,294,853

Cost of Services    $ 7,574,560    $ 9,631,553    $ 7,297,253    $   764,774    $ 4,250,872    $29,519,012
----------------------------------------------------------------------------------------------------------
Gross Profit        $ 9,185,480    $ 2,107,719    $ 1,251,736    $ 1,618,355    $   612,551    $14,775,841

                       YZL(%)    SSD(%)    XGN(%)    SLB(%)    FOI(%)   Total(%)

Sales                   38%       27%       19%        5%       11%      100%

Cost of Services        26%       33%       25%        3%       14%      100%
--------------------------------------------------------------------------------
Gross Profit            62%       14%        8%       11%        4%      100%

      Revenues for the year ended December 31, 2007 ("fiscal 2007") were $44,294,853 compared to $10,013,788 for the year ended December 31, 2006 ("fiscal 2006"), an increase of approximately 342%. This increase is attributable to the Company's organic growth as well as its expansion into air cargo transportation, packaged tours services and hotel booking services, through the acquisitions of SSD, XGN, SLB and FOI.

      Gross Profit for fiscal 2007 was $14,775,841 compared to $5,419,412 for fiscal 2006, an increase of approximately 173%. The increase in gross profit reflects the Company's aggressive growth strategy as exemplified by continued growth in its traditional customer base and the acquisitions of SSD, XGN , SLB and FOI.

      Gross profit margin for fiscal 2007 was 33% compared to 54% in fiscal 2006. This decrease is primarily due to the fact that the accounting treatment for the operations of SSD, XGN and SLB and other new operations undertaken by the Company require the deduction of cost of service to derive gross profit as opposed to the businesses the Company was engaged in during the fiscal year 2006 which recorded commissions earned on airline bookings and whose cost of service was minimal as compared to the commissions earned.

      Selling, general and administrative expenses for fiscal 2007 totaled $3,229,526 compared to $1,353,434 in fiscal 2006. S, G & A was approximately 7% of revenues in fiscal 2007 as compared to 14% for fiscal 2006. The increase in S,G & A reflects the acquisitions of SSD, XGN , SLB and FOI, and the decrease in S,G & A as a percentage of revenues reflects the fact that certain expenses did not grow proportionate with the increase in the Company's revenues.

      Stock based compensation reflects shares issued to certain consultants who, among other things, assisted the Company in its efforts to become publicly traded in the United States. The Company anticipates that it will not rely as much on such consultants in the future and that the amount of stock based compensation will decrease. The Company anticipates that it will look to its directors, counsel and other third parties to provide the services previously rendered by these consultants and that the fees payable to its directors and counsel will increase to reflect the added services rendered.

      Interest expense for fiscal 2007 totaled $80,847 compared to $2,754 for fiscal 2006. The significant increase in interest expense reflects the fact that the Company financed a portion of the cost of its acquisitions with cash borrowed from commercial banks.

      Net income was $8,695,894 or 20% of Revenues for fiscal 2007, compared to $2,558,478 or 26% of Revenues for fiscal 2006. The increase in net income reflects the continued growth in the Company's business and the acquisitions of SSD, XGN, SLB and FOI. The decrease in net income as a percentage of Revenues reflects the fact that the businesses acquired generally had lower margins than the Company's historical operations.

LIQUIDITY AND CAPITAL RESOURCES

      Cash for operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $2,671,684 at December 31, 2007. Current assets and current liabilities as of December 31, 2007, were $16,252,071 and $8,267,851, yielding working capital of $7,984,220. During 2007 we paid the debts incurred in connection with the acquisitions of SSD, SLB and XGN, respectively. We believe that the funds available to us from operations are adequate to meet our operating needs in 2008 and satisfy the debt incurred in connection with the acquisition of FOI ($1,576,750). For the fiscal year 2007, net cash provided by operating activities was approximately $7,103,059, which resulted primarily from our organic growth and growth of our newly acquired businesses.

Capital expenditures

      Total capital expenditures for fiscal 2007 were $57,930 for purchase of fixed assets, primarily machinery and equipment. We have no plans for material capital expenditures during 2008.

Working Capital Requirements

      Historically operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from operations to provide the necessary cash flow to meet anticipated working capital requirements for at least the following 12 months. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, the opportunity to acquire or start-up new businesses, and the availability of credit facilities, none of which can be predicted with certainty. If necessary, we will seek to raise capital for the maintenance and expansion of our operations through the issuance of debt or equity. There can be no assurance that such financing will be available or, if available, will be on terms acceptable to the Company. Future expansion will be limited by the availability of financing.

      On February 4, 2008, we received commitments from three Chinese entities for $3,500,000 in financing at a price of $2.70 per share. The funds were to be advanced in three tranches. We received the first tranche of $600,000 on February 4, 2008. The second tranche due February 28th has not been received, in part, as a result of a dispute with the investors as to how the proceeds would be applied. Discussions with the investors are ongoing, but in light of market conditions we do not anticipate receiving either the second or third tranche on a timely basis. The company is continuing to generate cash from operations and is evaluating its options with a number of prospective financiers.

Off Balance Sheet Arrangements

      We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies and Estimates

Basis of consolidation

The consolidated financial statements include the accounts of universal travel group and its wholly owned subsidiaries shenzhen yuzhilu aviation service co., ltd, shenzhen speedy dragon enterprises limited, shanghai lanbao travel service co., ltd, xian golden net travel serve services, ltd., foshan overseas international travel service co. Ltd. And full power enterprise global limited collectively referred to herein as the company. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts receivable

The company maintains reserves for potential credit losses on accounts receivable. Allowance for doubtful accounts amounted to $ 73,115 and $74,945 as at December 31, 2007 and 2006 respectively.

Property, plant & equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets over the estimated useful lives.

Long-lived assets

The company adopted statement of financial accounting standards no. 144, accounting for the impairment or disposal of long-lived assets (sfas 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes sfas no. 121, accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, and the accounting and reporting provisions of apb opinion no. 30, reporting the results of operations for a disposal of a segment of a business. The company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with sfas 144. Sfas 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the company believes that, as of december 31,2007 there were no significant impairments of its long-lived assets.

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

Reporting Currency and Translation

The Company's functional currency is Renminbi ("RMB"); however, the reporting currency is the United States dollar ("USD"). Assets and liabilities of the Company have been translated into dollars using the exchange rate at the balance sheet date. The average exchange rate for the period has been used to translate revenues and expenses. Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Foreign Operations

All of the Company's operations and assets are located in China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

Item 8. Financial Statements and Supplementary Data.

      The financial information required by this item is set forth beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On June 23, 2006, we dismissed the firm of Moore & Associates, Chartered ("Former Auditor"), which had served as our independent auditor until that date. The Former Auditor was our auditor prior to the acquisition of control of our Company by Xiao Jun.

      On June 23, 2006, we retained Morgenstern, Svoboda & Baer, CPA's, P.C. to serve as our principal independent accountant.

      Our Board of Directors approved the decision to dismiss the Former Auditor and engage the New Auditor.

      The reports of the Former Auditor on our financial statements for the two fiscal years preceding its dismissal did not contain an adverse opinion or disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles, except that report of the Former Auditor dated March 6, 2006, on our financial statements for the periods from January 15, 2004 (inception) through December 31, 2004, and for the fiscal year ended December 31, 2005 expressed "substantial doubt about our ability to continue as a going concern" and stated that the "financial statements do not include any adjustments that might result from the outcome of this uncertainty". During the fiscal years ending December 31, 2004 and December 31, 2005 and the period from December 31, 2005, 2006 to June 23, 2006, the Company did not have any disagreements (within the meaning of Instruction 4 of Item 304 of Regulation S-K) with the Former Auditor as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there have been no reportable events (as defined in Item 304 of Regulation S-K).

      We furnished the Former Auditor with a copy of the disclosures in our Form 8-K dated June 23, 2006 reporting the change in accountants and the Former Auditor filed a letter dated June 23, 2006 addressed to the Securities and Exchange Commission stating that it agreed with the statements in our Form 8-K. A copy of that letter was filed as Exhibit 16.2 to our Form 8-K.

Item 9A. Controls and Procedures.

      Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting. Such controls are intended to provide reasonable assurance regarding the reliability of our financial reports for external reporting purposes and for purposes of monitoring operations.

      In June 2006, we, then a public shell company, acquired FPEG, a holding company, and its wholly-owned operating subsidiary, YZL, which was doing business in the PRC. At such time the management of YZL assumed management control of our company. Further, as we had no operations prior to such acquisition, upon the acquisition of YZL, its system of financial controls and procedures were adopted as those of our Company. Such financial controls and procedures were not adequate for a public reporting company and our management began the process of upgrading our financial controls and procedures. During 2007 we made a number of acquisitions. None of the businesses or operations acquired had financial controls and procedures appropriate for a public company and we began the procedure of incorporating the assets or operations acquired into our financial systems.

      Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Based upon such assessment, management concluded that our operational procedures were generally adequate. Nevertheless, during the course of such review our management found a number of areas where the procedures required by Section 404 had not been fully implemented due, in certain instances, to the late date at which the subsidiary had been acquired. Management believes that these discrepancies do not represent material deficiencies in our financial reporting systems. Nevertheless, management has recommended changes to be adopted in respect of each deficiency uncovered and intends to implement such changes. Management will continue to assess the adequacy of our financial reporting systems in light of the anticipated continued growth in our operations. We anticipate that if we grow significantly, we will have to continuously upgrade our systems to ensure the reliability of our financial statements.

      This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only our management's report in this annual report.

      There were no changes in internal controls over financial reporting that occurred during the fiscal year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

                                    PART III

Item 10. Directors and Executive Officers.

      Our directors, executive officers and key employees are:

      Name                            Age      Position
      ----                            ---      --------
      Jiangping Jiang                  46      Chair, Chief Executive Officer
      Jing Xie                         26      Secretary, Director
      Richard Cohen                    56      Director
      Richard P. Randall               70      Director
      James Treacy                     50      Director
      Huijie Gao                       27      Vice President of
                                               Corporate Finance

      Each of our directors is presently holding a director position of one year ending at the next annual meeting of stockholders or his or her earlier resignation or death.

      Jiangping Jiang has been serving as chair and Chief Executive Officer since July 12, 2006. Xin Zhang has been serving as director and Chief Financial Officer since July 12, 2006. Jing Xie has been serving as a director and Secretary since December 29, 2006. Richard Cohen has been serving as a director since May 7, 2007. Richard P. Randall has been serving as a director since September 6, 2007. James Treacy has been serving as a director since December 7, 2007.

      The business experience of each or our directors, named executive officers and significant employees is set forth below:

      Jiangping Jiang. Prior to founding the Yu Zhi Lu Aviation Service Company, in 1998, Jiangping Jiang held positions in the airline industry and in government. From 1991 to 1998, she was the manager of Shenzhen International Airlines Agency. From 1982-1991, she served as a member of the Chongqing municipal government planning committee. From 1979 to 1982, she was employed by Chengdu airport.

      Huijie Gao. Mr. Gao graduated from Wuhan University, Hubei Province, China, with a Bachelor of Economics degree, major in International Accounting in 2002. He started his career as an Jounior accountant in Hubei DaXin Accounting firm since 2002, and reached a professional level of Senior General Accountant in 2005. He had been working on the accounting jobs in many different industries and had been engaged in serveral Chinese pubilc company's audit works, including Shandong Yanfa industry Co., Ltd. , Lu neng Tai mountain Group, etc. He is a keen and diligent profession pursuer, since his engagement in Shenzhen Yuzhilu Aviation Service Co., Ltd. In 2005, he had devoted continuous efforts in the financial department. He is familiar with the electronic operation and financial softwares, and he is skillful in online travel industry.

      Jing Xie. Since March 2005, Mr. Jing Xie has served as a Deputy General Manager at the Company on February 2005. Mr. Xie graduated from Economics & Business Faculty, University of Sydney, located in Sydney, Australia, with a Bachelor of Commerce degree.

      Richard Cohen. Mr. Cohen serves as a member of our Audit Committee. Mr. Cohen has more than 25 years experience in the financial services industry. From 1992 to 1995, Mr. Cohen served as President of General Media, Inc. where he was responsible for raising over $250 million in a variety of financings, expanding licensing opportunities in both Europe and Asia, and operating a company whose revenues exceeded $150 million and which employed approximately 150 employees. In 1999, Mr. Cohen served as the interim president of National Auto Credit, Inc., a publicly traded sub-prime auto finance company. Since 2000, Mr. Cohen has been involved as an investor/operator with a number of entrepreneurial ventures, including Novation Capital, Inc., a niche financial service provider which factors, pools and securitizes structured settlement awards. Mr. Cohen is a Certified Public Accountant, and is considered an expert for audit committees under the Sarbanes-Oxley Act of 2002. Mr. Cohen currently serves as a director of Rodman & Renshaw (NASDAQ:RODM), Dune Energy (AMEX:DNE) and Helix Bio Medix (OTCBB:HXBM) and chairs the audit Committee of RODM and HXBM. He received a BS from the University of Pennsylvania (Wharton School) and an MBA from Stanford University.

      Richard P. Randall. Mr. Randall's career includes extensive financial and accounting experience as a Chief Financial Officer and Board Member for several U.S. publicly traded companies, including Steven Madden Ltd., international designer, marketer and retailer of footwear for women, men and children, and Home System Group, a Chinese company that manufactures stainless steel barbecue grills, ceiling fans and other electrical devices and is publicly owned in the US. He serves as chair to the Audit Committee of these two companies. From 2002 to 2005, Mr. Randall served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer of Direct Holdings Worldwide, the parent of Lillian Vernon Corp. and Time Life, where he was responsible for orchestrating the sale of the Company, and from 2000 to 2001, Mr. Randall served as the Senior Vice President and the Chief Financial Officer of Coach, Inc, a publicly traded international designer and marketer of handbags and accessories, where he oversaw the auditing process and SEC compliance. Mr. Randall provided consulting services to Supreme International (renamed Perry Ellis International) and Mondo, Inc., and was employed in the finance department of Revlon and is a member of the American Institute of CPAs and New York Society of CPAs. Mr. Randall received a degree in accounting from the City University of New York, Baruch College in 1964 and has been certified as a CPA in New York State.

      James Treacy. Mr. Treacy brings more than 20 years of experience with public companies. In 1994, he joined TMP Worldwide, now Monster Worldwide, as chief executive officer of the company's Recruitment Advertising Division. In 1998, Monster appointed Mr. Treacy as executive vice president, COO and to its board of directors. He became company president and COO in November 2001, serving in those roles until his resignation in 2002. Prior to Monster, Mr. Treacy was a senior vice president with WPP, USA. He was also with The Ogilvy Group and before that was with Texaco, Inc. Mr. Treacy served on the board of publicly-listed eBookers Public Limited Company, which was sold to Cendant (now part of Travelport), in 2005. From March 2006 until March 2007, he served as a director on the board of Dice Holdings, Inc. Currently, Mr. Treacy serves on the President's Council of Valley Hospital and is an angel investor in several early stage Internet companies. He works in a private business as well as in an investor consultancy capacity.

Director Compensation.

      The following table sets forth a summary of compensation paid to Messrs. Cohen, Randall and Treacy during the fiscal year ended December 31, 2007:

                               Fees  earned or paid
Name                           in cash                  Option awards            All other compensation     Total
---------------------------    ---------------------    ---------------------    -----------------------    --------------
Richard Cohen                  $16,667                  $ 89,819                 N/A                        $106,486
Richard P. Randall             $ 8,333                  $114,934                 N/A                        $123,267
James Treacy                   $ 1,667                  $114,790                 N/A                        $116,457

      Our compensation agreements with Messrs. Cohen, Randall and Treacy as follows:

      Richard Cohen. On May 7, 2007, the Company entered into an agreement with Mr. Cohen. Under the terms of the Agreement, Mr. Cohen is to receive $20,000 annually for his service on the Board of Directors, plus an additional $2,500 for serving on the Audit Committee. Pursuant to the Agreement, the Company granted Mr. Cohen options to purchase 100,000 shares of the Company's common stock, exercisable at a price of $1.95. The options are exercisable through May 2017 and vested with respect to 33,333 of the underlying shares immediately on the date of grant, and the remaining underlying shares will vest with respect to 33,333 and 33,334 on the first and second anniversaries of the grant date, respectively, provided that, Mr. Cohen is still a director of or otherwise engaged by the Company on such dates.

      Richard P. Randall. On September 6, 2007, the Company entered into an agreement with Mr. Randall. Under the terms of the Agreement, Mr. Randall is to receive $20,000 annually for his service on the Board of Directors, plus an additional $7,500 for his service as Chairman of the Audit Committee. Pursuant to the Agreement, the Company granted Mr. Randall options to purchase 100,000 shares of the Company's common stock, exercisable at a price of $2.85. The options are exercisable until June 1, 2017, and vested with respect to 33,333 of the underlying shares immediately on the date of grant, while the remaining underlying shares will vest with respect to 33,333 and 33,334 on the first and second anniversaries of the grant date, respectively, provided that, Mr. Randall is still a director of or otherwise engaged by the Company on such dates.

      James Treacy. On December 7, 2007, the Company entered into an agreement with Mr. Treacy. Under the terms of the Agreement, Mr. Treacy is to receive $20,000 annually for his service on the Board of Directors. Pursuant to such agreement, the Company granted Mr. Treacy options to purchase 100,000 shares of the Company's common stock, exercisable at a price of $3.75. The options are exercisable until November 1, 2017, and vested with respect to 33,333 of the underlying shares immediately on the date of grant, while the remaining underlying shares will vest with respect to 33,333 and 33,334 on the first and second anniversaries of the grant date, respectively, provided that, Mr. Treacy is still a director of or otherwise engaged by the Company on such dates.

Section 16(a) Beneficial Ownership Reporting Compliance

      Our common stock is not currently registered under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and accordingly our directors, officers and holders of 10% or more of our common stock are not required to file statements of beneficial ownership with regards to their ownership of our equity securities under Section 16 of the Exchange Act. The reports and certain other information under the Exchange Act filed by us with the Commission during our fiscal years ended February 28, 2006 and 2007 and during the fiscal year ended December 31, 2007 were filed pursuant to the rules under Section 15(d) of the Exchange Act.

Code of Ethics

      We have not adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We expect to prepare a Code of Ethics in the near future

Board Committees and Independent Directors

      Our Board of Directors did not hold any formal meetings during fiscal year ending December 31, 2007, though it did meet several times for discussions relevant to the company's operations and strategic plans. It did act by unanimous written consent on seven occasions.

      Our Board of Directors established an Audit Committee in May 2007. The Audit Committee is responsible for reviewing the results and scope of the audit, and other services provided by our independent auditors, and reviewing and evaluating our system of internal controls. Our Audit Committee members are Richard Cohen and Richard P. Randall. Our audit committee reviewed and discussed with our outside auditor the financial statements included in all filings made subsequent to its establishment. Our Board of Directors has determined that Messrs. Cohen and Randall are "independent directors" within the meaning of Rule 10A-3 under the Exchange Act, as determined based upon the criteria for "independence" set forth in the rules of The NASDAQ Stock Market, Inc.

      We have not established a Compensation Committee or a Nominating Committee. Our independent directors have determined that we should follow the corporate governance policies of the American Stock Exchange and we intend to form the relevant committees and adopt appropriate policies in 2008.

Item 11. Executive Compensation.

      The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended December 31, 2007, 2006 and 2005 in their capacity as such officers; such individuals are also directors of the Company but receive no compensation for their service in their capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Name and principal position             Year       Salary      Bonus      Total
---------------------------------       -----      ------      -----      -----

Jiangping Jiang,
Chief Executive Officer
(principal executive officer) (1)       2007       $9,230     $1,411     $10,641
                                        2006       $9,230     $1,411     $10,641
Xin Zhang,
Chief Financial Officer
(principal financial officer)           2007       $5,384      $461      $5,845
                                        2006       $5,384      $461      $5,845

      There are no current employment agreements between the Company and its executive officers. Our executive officers have agreed to work without remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to the officer and compensate the director for participation.

      As described above, we have certain agreements with three of our directors, Messrs. Cohen, Randall and Treacy.

      There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Outstanding Equity Awards at Fiscal Year End


                                 Number of                Number of
                                 securities               securities
                                 underlying               underlying
                            unexercised options      unexercised options      Option exercise      Option expiration
Name                          (#) exercisable         (#) un-exercisable           price                  date
------------------          -------------------       ------------------      ---------------      -----------------
Richard Cohen(1)                   66,666                   33,334                 $1.95               May 7, 2017
Richard P. Randall(1)              33,333                   66,667                 $2.85              June 1, 2017
James Treacy(1)                    33,333                   66,667                 $3.75              June 1, 2017

(1) The options granted to each director vested as to one-third the date he agreed to serve as a director (Mr. Cohen - May 7, Mr. Randall - July 1 and Mr. Treacy - November 1) and will vest as to additional thirds on the anniversary of such date in 2008 and 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Ownership

      As of March 24, 2008, we had 38,110,517 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of that date by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:


                             Name and Address                 Amount and nature of         Percent of
Title of class            of Beneficial Owner                 beneficial ownership            class
--------------            -----------------------             --------------------         ----------
Common Stock          Jiangping Jiang                              11,800,000                 31.0%
                      Huijie Gao                                           --                   --
                      Jing Xie                                             --                   --
                      Richard Cohen                                    66,666(1)                 *
                      Richard P. Randall                               33,333(1)                 *
                      James Treacy                                     33,333(1)                 *
                      Officers & directors as a group              11,933,332                 31.3%

*     Represents less than 1%
(1) Represents shares issuable pursuant to options which are currently exercisable. Excludes shares underlying 33,334 options in the case of Mr. Cohen and 66,667 options in the cases of Messrs. Randall and Treacy not exercisable within 60 days of the date of this report.

      Change in Control Arrangements

      There are currently no arrangements that would result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions.

      Relationships and Related Transactions.

      In connection with the merger of our Company and Full Power, Ms. Jiang, then a shareholder of Full Power was issued 11,800,000 shares of our Common Stock.

      Except as otherwise disclosed herein or incorporated herein by reference, there have not been any transactions, or proposed transactions, during the last two years, to which the Company was or is to be a party, in which any director or executive officer of the Company, any nominee for election as a director, any security holder owning beneficially more than five percent of the common stock of the Company, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interesting any amount that exceeded the lesser of $120,000 or one percent of the average of the Company's total assets for the last two fiscal years.

      Director Independence.

      The OTC Bulletin Board, on which our common stock is currently traded, does not maintain director independence standards, however, Messrs. Cohen, Randall and Treacy qualify as independent directors under the guidelines of the AMEX.

Item 14. Principal Accountant Fees and Services.

      In connection with our change in control effective pursuant to a merger transaction, as disclosed as disclosed on our Current Report on Form 8-K filed on July 12, 2006, our Board of Directors approved the engagement of Morgenstern, Svoboda, & Baer, CPA's, P.C. for all audit and permissible non-audit services, and dismissed Moore & Associates, Chartered the Company's prior certifying accountant, in each case effective as of June 23, 2006.

      Our Audit Committee annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. Our Audit Committee has considered the role of Morgenstern, Svoboda, & Baer in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services, if any, was compatible with the maintenance of such firm's independence in the conduct of its auditing functions.

      During fiscal years 2006 and 2007, the aggregate fees which we paid to or were billed by Morgenstern, Svoboda & Baer, CPA's P.C. and Moore & Associates for professional services were as follows:

                                 Fiscal year ended December 31,
                                   2007                  2006
                                 --------              -------
                  Audit fees     $ 54,000              $31,000
          Audit-related fees     $193,000              $0
                    Tax fees     $0                    $0
              All other fees     $0                    $0

                                     PART IV

Item 15. Exhibits.

(A) Documents filed as a part of the report:

      (1)   Financial Statements;

            Our consolidated financial statements repuired by this item are submitted in a separate section beginning on page F-1 of this Report.

      (2)   Financial Statement Schedules

            None.

      (3)   Exhibits

            The information called for by this paragraph is contained in the Index to Exhibits which is incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIVERSAL TRAVEL GROUP


Date: March 31, 2008                By: /s/ Jiangping Jiang
                                        ----------------------------------------
                                        Jiangping Jiang, Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                              Date
---------                                                              ----


/s/ Jiangping Jiang                                               March 31, 2008
-------------------------------------------------                 --------------
Jiangping Jiang, Chief Executive Officer
(principal executive officer), Chair and Director


/s/ Huijie Gao                                                    March 31, 2008
-------------------------------------------------                 --------------
Huijie Gao, Vice President of Corporate Finance
(principal financial and accounting officer)


/s/ Jing Xie                                                      March 31, 2008
-------------------------------------------------                 --------------
Jing Xie, Secretary, Director


/s/ Richard Cohen                                                 March 31, 2008
-------------------------------------------------                 --------------
Richard Cohen, Director


/s/ Richard P. Randall                                            March 31, 2008
-------------------------------------------------                 --------------
Richard P. Randall, Director


/s/ James Treacy                                                  March 31, 2008
-------------------------------------------------                 --------------
James Treacy, Director

                                  Exhibit Index

Exhibit No.    Description
-----------    -----------------------------------------------------------------

2.1 Agreement and Plan of Merger between TAM of Henderson, Inc. and Registrant, incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 20, 2006.

3.1            Articles of Incorporation, incorporated herein by reference to
               Exhibit 3.1 to the Registrant's Registration Statement on Form 10SB12G filed on September 6, 2005.

3.2 Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 10SB12G filed on September 6, 2005.

3.3 Articles of Merger between TAM of Henderson, Inc. and Registrant, incorporated herein by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed on March 27, 2006.

3.4 Amended and Restated Articles of Incorporation, changing our name from Tam of Henderson, Inc. to Universal Travel Group, incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 23, 2006.

4.1            2007 Equity Incentive Plan, incorporated herein by reference to
               Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (No. 333-140130) declared effective on January 22, 2007.

10.1 Shareholder Agreement between Registrant and Doreen E. Zimmerman, incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 10SB12G filed on September 6, 2005.

10.2 Share Purchase Agreement between Marcus Luna, Esq. representing a certain Selling Shareholder of Registrant, and Xiao Jun, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 22, 2006.

10.3 Agreement and Plan of Merger by and among Registrant, Full Power Enterprise Global Limited ("FPEG"), and the shareholders of FPEG, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 27, 2006.

10.4 Share Exchange Agreement among Registrant, Full Power Enterprise Global Limited, Shenzhen Yu Zhi Lu Aviation Service Company Limited, Shenzhen Speedy Dragon Enterprise Limited and the Shareholders of Shenzhen Speedy Dragon Enterprise Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 12, 2007.

10.5 Share Exchange Agreement among Registrant, Shenzhen Yu Zhi Lu Aviation Service Company Limited, Xi'an Golden Net Travel Serve Service Company Limited, and the Shareholders of Xi'an Golden Net Travel Serve Service Company Limited, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 7, 2007.

10.6 Share Exchange Agreement among Registrant, Shenzhen Yu Zhi Lu Aviation Service Company Limited, Shanghai Lanbao Travel Service Company Limited, and the Shareholders of Shanghai Lanbao Travel Service Company Limited, incorporated herein by reference to
               Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 10, 2007.

10.7 Agreement by and between Registrant and Richard P. Randall, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 10, 2007.

10.8 Share Exchange Agreement among Registrant, Shenzhen Yu Zhi Lu Aviation Service Company Limited, Foshan Overseas International Travel Service Co., Ltd., and the Shareholders of Foshan Overseas International Travel Service Co., Ltd., incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 25, 2007.

10.9 Share Exchange Agreement among Registrant, Shenzhen Yu Zhi Lu Aviation Service Company Limited, Tianjin Golden Dragon International Travel Service Co., Ltd., and the Shareholders of Tianjin Golden Dragon International Travel Service Co., Ltd., incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 23, 2007.

10.10 Agreement by and between Registrant and James Treacy, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2007.

10.11 Subscription Agreement by and among Registrant and the Investors listed on Schedule 1, incorporated herein by reference to Exhibit
               99.1 to the Registrant's Current Report on Form 8-K filed on February 11, 2008.

10.12 Rescission And Release Agreement by and among Registrant, Shenzhen Yu Zhi Lu Aviation Service Company Limited, a wholly owned subsidiary of Registrant, Tianjin Golden Dragon International Travel Service Co., Ltd., and the shareholders of Golden Dragon, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 15, 2008.

21.1           List of Subsidiaries


31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                             UNIVERSAL TRAVEL GROUP

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2007

                                TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    F-3

CONSOLIDATED BALANCE SHEETS                                                F-4

CONSOLIDATED STATEMENTS OF INCOME                                          F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-6-F-7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                            F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-9-F-17

MORGENSTERN, SVOBODA & BAER, CPA'S, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 EXCHANGE PLACE, SUITE 1820
NEW YORK, N.Y.10005
TEL:  (212) 925-9490
FAX: (212) 226-9134
E-MAIL:  MSBCPAS@GMAIL.COM

1. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF
UNIVERSAL TRAVEL GROUP

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF UNIVERSAL TRAVEL GROUP AS OF DECEMBER 31, 2007 AND 2006, AND THE RELATED CONSOLIDATED STATEMENTS OF INCOME, STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME, AND CASH FLOWS FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED DECEMBER 31, 2007. UNIVERSAL TRAVEL GROUP'S MANAGEMENT IS RESPONSIBLE FOR THESE FINANCIAL STATEMENTS. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

WE CONDUCTED OUR AUDITS IN ACCORDANCE WITH THE STANDARDS OF THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD (UNITED STATES). THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. THE COMPANY IS NOT REQUIRED TO HAVE, NOR WERE WE ENGAGED TO PERFORM, AN AUDIT OF ITS INTERNAL CONTROL OVER FINANCIAL REPORTING. OUR AUDIT INCLUDED CONSIDERATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING AS A BASIS FOR DESIGNING AUDIT PROCEDURES THAT ARE APPROPRIATE IN THE CIRCUMSTANCES, BUT NOT FOR THE PURPOSE OF EXPRESSING AN OPINION ON THE EFFECTIVENESS OF THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING. ACCORDINGLY, WE EXPRESS NO SUCH OPINION. AN AUDIT ALSO INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS, ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUT AUDITS PROVIDE A REASONABLE BASIS FOR OUR OPINION.

IN OUR OPINION, THE FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF UNIVERSAL TRAVEL GROUP AS OF DECEMBER 31, 2007 AND 2006, AND THE RESULTS OF ITS OPERATIONS AND ITS CASH FLOWS FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED DECEMBER 31, 2007 IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.


MORGENSTERN, SVOBODA & BAER CPA'S P.C.
CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, N.Y.
MARCH 18, 2008

                             UNIVERSAL TRAVEL GROUP
                           CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31 2007 AND 2006

                                    ASSETS                                 2007           2006
                                                                           ----           ----
CURRENT ASSETS

CASH AND CASH EQUIVALENTS                                              $ 2,671,684    $ 1,043,555
ACCOUNTS RECEIVABLE, NET                                                 5,403,820         18,788
OTHER RECEIVABLES AND DEPOSITS, NET                                      1,297,426        661,158
ACQUISITION DEPOSIT                                                             --      2,881,823
REFUNDABLE ACQUISITION DEPOSIT                                           1,453,050             --
DUE FROM SHAREHOLDERS                                                    1,444,818             --
TRADE DEPOSIT                                                            2,650,744        959,605
ADVANCES                                                                   616,861      1,831,558
REFUNDABLE DEPOSIT                                                              --         34,004
PREPAID EXPENSES                                                           713,668         31,842
                                                                       -----------    -----------
TOTAL CURRENT ASSETS                                                    16,252,071      7,462,333

PROPERTY & EQUIPMENT, NET                                                  127,393         51,555
INTANGIBLE ASSETS                                                           18,626         49,938
GOODWILL                                                                13,526,809             --
                                                                       -----------    -----------
                                                                        13,672,828        101,493
                                                                       -----------    -----------

TOTAL ASSETS                                                           $29,924,899    $ 7,563,826
                                                                       ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
NOTES PAYABLE - BANK                                                   $ 1,288,554    $        --
NOTE PAYABLE - OTHERS                                                    1,576,750             --
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                    3,604,666      3,391,229
CUSTOMER DEPOSITS                                                        1,132,886             --
INCOME TAX PAYABLE                                                         664,995        263,850
                                                                       -----------    -----------
TOTAL CURRENT LIABILITIES                                                8,267,851      3,655,079
                                                                       ===========    ===========

STOCKHOLDERS' EQUITY

COMMON STOCK, $.001 PAR VALUE, 70,000,000
SHARES AUTHORIZED, 36,809,036 AND 30,450,000 ISSUED AND OUTSTANDING         36,810         30,450
ADDITIONAL PAID IN CAPITAL                                               8,601,534        332,013
OTHER COMPREHENSIVE INCOME                                                 545,164        103,811
STATUTORY RESERVE                                                          372,144             --
RETAINED EARNINGS                                                       12,101,396      3,442,473
                                                                       -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                              21,657,048      3,908,747
                                                                       -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $29,924,899    $ 7,563,826
                                                                       ===========    ===========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             UNIVERSAL TRAVEL GROUP
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                      2007             2006
                                                      ----             ----

GROSS REVENUES,                                   $ 44,294,853     $ 10,013,788
COST OF SERVICES                                    29,519,012        4,594,376
                                                  ------------     ------------
GROSS PROFIT                                        14,775,841        5,419,412

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         3,229,526        1,353,434

STOCK BASED COMPENSATION                               945,903          950,040
                                                  ------------     ------------
                                                     4,175,429        2,303,474
                                                  ------------     ------------
INCOME FROM OPERATIONS                              10,600,412        3,115,938
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
OTHER INCOME                                            25,105           36,383
INTEREST INCOME                                          3,293           11,994
INTEREST EXPENSE                                       (80,847)          (2,754)
                                                  ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                           (52,449)          45,623
                                                  ------------     ------------
INCOME BEFORE INCOME TAXES                          10,547,963        3,161,561

PROVISION FOR INCOME TAXES                           1,852,069          603,083
                                                  ------------     ------------
NET INCOME                                        $  8,695,894     $  2,558,478
                                                  ============     ============

NET INCOME PER COMMON SHARE
   BASIC                                          $       0.26     $       0.07
   DILUTED                                        $       0.26     $       0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   BASIC                                            33,629,518       30,450,000
   DILUTED                                          33,779,518       30,450,000

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                     2007             2006
                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                      $  8,695,894     $  2,558,478
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                                         88,792           48,031
STOCK BASED COMPENSATION                                             945,903          950,040
(INCREASE) / DECREASE IN ASSETS:
ACCOUNTS RECEIVABLE                                               (1,773,123)         (18,788)
OTHER RECEIVABLE                                                    (546,172)        (661,158)
ADVANCES                                                           1,214,697       (1,831,558)
DUE FROM SHAREHOLDER                                                 747,471          642,608
LOANS SHAREHOLDERS
PREPAID EXPENSES                                                       4,896          (26,061)
TRADE DEPOSITS                                                    (1,177,822)        (397,041)
DEPOSITS                                                              34,004          (15,298)
INCREASE / (DECREASE) IN CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                             (1,504,385)          76,406
CUSTOMER DEPOSIT                                                     275,247               --
                                                                ------------     ------------
INCOME TAX PAYABLE                                                    97,657          106,973
                                                                ------------     ------------
TOTAL ADJUSTMENTS                                                 (1,592,835)      (1,125,846)
                                                                ------------     ------------
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES                 7,103,059        1,432,632
                                                                ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES

PURCHASE OF PROPERTY & EQUIPMENT                                     (57,930)         (60,406)
ACQUISITION DEPOSITS                                               1,428,773       (1,580,740)
PAID FOR ACQUISITION - NET OF CASH ACQUIRED                      (10,008,642)              --
                                                                ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES                             (8,637,799)      (1,641,146)
                                                                ------------     ============
CASH FLOWS FROM FINANCING ACTIVITIES

PROCEEDS FROM BANK LOAN - NET                                      1,288,554               --
                                                                                 ------------
NOTE PAYABLE - FOSHAN SHAREHOLDERS                                 1,576,750               --
                                                                ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          2,865,304               --
                                                                ============     ============
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS         297,565           89,763
                                                                ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            1,628,129         (118,751)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                       1,043,555     $  1,162,306
                                                                ------------     ------------
CASH AND CASH EQUIVALENTS, ENDING BALANCE                       $  2,671,684     $  1,043,555
                                                                ============     ============

      SUPPLEMENTAL DISCLOSURES:

      CASH PAID DURING THE YEAR FOR:
      INTEREST PAYMENTS                                    $     80,847     $      2,754
                                                           ============     ============
      INCOME TAXES                                         $  1,450,924     $    496,110
                                                           ============     ============
      OTHER NON-CASH TRANSACTIONS

      PURCHASED GOODWILL                                   $(13,526,809)

      FAIR VALUE OF ASSETS PURCHASED LESS CASH ACQUIRED      (2,178,333)

      ACQUISITION FINANCED WITH STOCK ISSUANCE                5,696,500
                                                           ------------
      ACQUISITION PAID FOR WITH CASH - NET OF ACQUIRED     $(10,008,642)
                                                           ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             UNIVERSAL TRAVEL GROUP
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                  ADDITIONAL       OTHER                                         TOTAL
                          COMMON STOCK             PAID-IN     COMPREHENSIVE     RETAINED      STATUTORY    STOCKHOLDERS'
                      SHARES         AMOUNT        CAPITAL         INCOME        EARNINGS       RESERVE         EQUITY
                   -----------    -----------    -----------    -----------    -----------    -----------   -------------
BALANCE
DECEMBER 31,
2006                30,450,000    $    30,450    $   332,013    $   103,811    $ 3,442,473    $        --    $ 3,908,747

STOCK PAID FOR
ACQUISITION          2,589,036          2,590      5,693,910                                                   5,696,500

FOREIGN
CURRENCY
TRANSLATION
ADJUSTMENTS                                                         441,353                                      441,353

ISSUANCE OF
SHARES FOR
COMPENSATION         3,770,000          3,770      1,579,630                                                   1,583,400

WARRANTS ISSUED                                      995,981                                                     995,981

EFFECT OF THE
ACQUISITION                                                                                       335,173        335,173

TRANSFER TO
STATUTORY
RESERVE                                                                            (36,971)        36,971             --

INCOME FOR THE
YEARS ENDED
12/31/2007                                                                       8,695,894                     8,695,894
                   -----------    -----------    -----------    -----------    -----------    -----------    -----------
BALANCE
DECEMBER 31,
2007                36,809,036    $    36,810    $ 8,601,534    $   545,164    $12,101,396    $   372,144    $21,657,048
                   ===========    ===========    ===========    ===========    ===========    ===========    ===========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             UNIVERSAL TRAVEL GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 1 - Organization

Universal Travel Group was Incorporated On January 28, 2004 Under the Laws of the State of Nevada. Full Power Enterprise Global Limited - Bvi was Incorporated Under the Laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd was Incorporated On March 9, 1998 Under the Laws of the Peoples Republic of China (Prc). Shenzhen Speedy Dragon Enterprises Limited was Incorporated in August of 2002 Under the Laws of the Peoples Republic of China
(Prc), Xian Golden Net Travel Serve Services was Incorporated On July 25, 2001 Under the Laws of the Peoples Republic of China, Xian City, Shanghai Lanbao Travel Service Co., Ltd, was Established in 2002 Under the Laws of Shanghai China. Foshan Overseas International Travel Service Co., Ltd. was Incorporated in 1990 Under the Laws of the Peoples Republic of China. Full Power Enterprise Global Limited Owns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively the Four Corporations are Referred to Herein as the Company.

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

Translation Adjustment

As of December 31, 2007 and December 31, 2006 the Accounts of Universal Travel Group Were Maintained, and Its Financial Statements Were Expressed, in Chinese Yuan Renminbi (Cny). Such Financial Statements Were Translated Into U.s. Dollars
(Usd) in Accordance With Statement of Financial Accounts Standards (Sfas) No. 52, Foreign Currency Translation With the Cny as the Functional Currency. According to the Statement, All Assets and Liabilities Were Translated At the Current Exchange Rate, Stockholders Equity are Translated At the Historical Rates and Income Statement Items are Translated At the Average Exchange Rate for the Period. the Resulting Translation Adjustments are Reported Under Other Comprehensive Income in Accordance With Sfas No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity. Transaction Gains and Losses are Reflected in the Income Statement.

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

Principles of Consolidation

The Consolidated Financial Statements Include the Accounts of Universal Travel Group and Its Wholly Owned Subsidiaries Shenzhen Yuzhilu Aviation Service Co., Ltd, Shenzhen Speedy Dragon Enterprises Limited, Shanghai Lanbao Travel Service Co., Ltd, Xian Golden Net Travel Serve Services, Ltd., Foshan Overseas International Travel Service Co. Ltd. and Full Power Enterprise Global Limited Collectively Referred to Herein as the Company. All Material Inter-company Accounts, Transactions and Profits Have Been Eliminated in Consolidation.

                             UNIVERSAL TRAVEL GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

Contingencies

Certain Conditions May Exist as of the Date the Financial Statements are Issued. These Conditions May Result in a Future Loss to the Company But Which Will Only be Resolved When One or More Future Events Occur or Fail to Occur. the Company's Management and Legal Counsel Assess Such Contingent Liabilities, and Such Assessment Inherently Involves an Exercise of Judgment. in Assessing Loss Contingencies Related to Legal Proceedings That are Pending Against the Company or Unasserted Claims That May Result in Such Proceedings, the Company's Legal Counsel Evaluates the Perceived Merits of Any Legal Proceedings or Unasserted Claims as Well as the Perceived Merits of the Amount of Relief Sought or Expected to be Sought.

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

Cash and Cash Equivalents

Cash and Cash Equivalents Include Cash On Hand and Cash in Time Deposits, Certificates of Deposit and All Highly Liquid Debt Instruments With Original Maturities of Three Months or Less.

Accounts Receivable

The Company Maintains Reserves for Potential Credit Losses On Accounts Receivable. Management Reviews the Composition of Accounts Receivable and Analyzes Historical Bad Debts, Customer Concentrations, Customer Credit Worthiness, Current Economic Trends and Changes in Customer Payment Patterns to Evaluate the Adequacy of These Reserves. Terms of the Sales Vary. Reserves are Recorded Primarily On a Specific Identification Basis. Allowance for Doubtful Accounts Amounted to $ 73,115 and $74,945 as At December 31, 2007 and 2006 Respectively.

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

      FURNITURE AND FIXTURES                              5 YEARS
      TRANSPORTATION EQUIPMENT                            5 YEARS
      OFFICE EQUIPMENT                                    5 YEARS
      LEASEHOLD IMPROVEMENTS                              5 - 10 YEARS

As of December 31, 2007 and 2006 Property, Plant & EQUIPMENT CONSIST OF THE
FOLLOWING:

                                                  2007             2006
                                                  ----             ----
      FURNITURE & FIXTURE                      $  18,247            6,267
      TRANSPORTATION EQUIP                       301,308           27,426
      OFFICE EQUIPMENT                           177,004           54,285
      LEASEHOLD IMPROVE                           31,374            9,403
                                               ---------        ---------
                                                 527,933           97,381
      ACCUMULATED DEPRECIATION                  (400,540)         (74,352)
                                               ---------        ---------
                                               $ 127,393           23,029
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

                             UNIVERSAL TRAVEL GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Note 3 - Trade Deposits and Advances

Trade Deposits Represents Amount Held by Airlines and Deposits. as of December 31, 2007 and 2006 the Company Had Paid $2,650,744 and $959,605 as Trade Deposits Respectively.

During the Year, the Company Entered Into a Co-operation Agreement With an Unrelated Company, to Assist That Company in Their Business Development by Participating in That Business Operations and Providing Working Capital Funding. as of December 31, 2007 the Company has Advanced This Company $616,861.

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

Pursuant to the Prc Income Tax Laws, the Enterprise Income Tax (Eit) the Company has a Varying Statutory Rate of 15% - 33%.

      THE FOLLOWING IS A
      RECONCILIATION OF INCOME
      TAX EXPENSE:
                                                   2007             2006
                                                   ----             ----

      CURRENT                                  $1,852,069       $  603,083
      DEFERRED                                         --               --
                                               ----------       ----------
      TOTAL                                    $1,852,069       $  603,083
                                               ==========       ==========

                             UNIVERSAL TRAVEL GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 6 - Committments

The Company Leases Various Office Facilities Under Month-to-month Arrangements. Rental Expense for Leases Consisted of $184,552 and $65,698 for the Years Ended December 31, 2007 and 2006 Respectively. the Company has Future Minimum Lease Obligations as of December 31, 2007 as Follows:

12/31/2008        $ 155,855
12/31/2009        $  32,019
                  ---------
TOTAL             $ 187,874
                  =========

Note 7 - Notes Payable

The Following Table Summaries Notes Payable as of December 31, 2007:

LENDER                        DUE DATE          INTEREST RATE        OUTSTANDING
CHINA CONSTRUCTION BANK       JULY 29, 2008     6.25% PER ANNUM      $ 1,288,554

On September 20, 2007, the Company Entered Into a Share Exchange Agreement With Foshan Overseas International Travel Service Co.("foi"), Led,, and the Shareholders of Foi. the Shareholders of Foi Received a Promissory Note From the Company Totaling $3,153,500. the Promissory Note Bears No Interest, With a Maturity Date of One Year. Balance At December 31, 2007 is 1,576,750.

Note 8 - Common Stock

In January 2007 the Company Adopted the Universal Travel Group 2007 Equity Incentive Plan. Under the Terms of This Plan the Company Issued 3,770,000 Shares of the Company's Stock, Valued At $1,583,400, for Services Rendered During the Period From October 2, 2006 Through February 28, 2007. as of December 31, 2007 the Financial Statements Include a Charge $633,360 With the Remaining $950,040 Being Expensed as of December 31, 2006.

Pursuant to a Share Exchange Agreement, the Company Issued 714,285 Shares of Newly Issued Shares of Common Stock to the Former Shareholders of Shenzhen Speedy Dragon Enterprises Limited. the Shares Were Valued At $1,000,000, Which was the Fair Value of the Shares At the Date of Exchange Agreement. This Amount is Included in the Cost of Net Assets and Goodwill Purchased.

Pursuant to a Share Exchange Agreement, the Company Issued 151,765 Shares of Newly Issued Shares of Common Stock to the Former Shareholders of Xian Golden Net Travel Serve Services, Inc. the Shares Were Valued At $258,000, Which was the Fair Value of the Shares At the Date of Exchange Agreement. This Amount is Included in the Cost of Net Assets and Goodwill Purchased.

Pursuant to a Share Exchange Agreement, the Company Issued 600,000 Shares of Newly Issued Shares of Common Stock to the Former Shareholders of Shanghai Lanbao Travel Services Co., Ltd. the Shares Were Valued At $1,092,000, Which was the Fair Value of the Shares At the Date of Exchange Agreement. This Amount is Included in the Cost of Net Assets and Goodwill Purchased.

Pursuant to a Share Exchange Agreement, the Company Issued 1,122,986 Shares of Newly Issued Shares of Common Stock and a Promissory Note to the Former Shareholders of Foshan Overseas International Travel Service Co., Ltd.. the Shares Were Valued At $ 3,346,500, Which was the Fair Value of the Shares At the Date of Exchange Agreement. This Amount is Included in the Cost of Net Assets and Goodwill Purchased.

Note 9 - Stock Warrants, Options, and Compensation

On May 7, 2007, the Company Issued, to a Newly Appointed Board Member, an Option Grant to Purchase 100,000 Shares of Common Stock At the Closing Price At $ 1.95. the Options are Exercisable Until May 7, 2017.

On September 6, 2007, the Company Issued, to a Newly Appointed Board Member, an Option Grant to Purchase 100,000 Shares of Common Stock At the Closing Price At $ 2.85. the Options are Exercisable Until June 1, 2017.

On December 7, 2007, the Company Issued, to Another Newly Appointed Board Member, an Option Grant to Purchase 100,000 Shares of Common Stock At the Closing Price of $ 3.75. the Options are Exercisable Until November 1, 2017.

Stock Options--- the Option Holder has No Voting or Dividend Rights. the Company Records the Expense of the Stock Options Over the Related Vesting Period. the Options Were Valued Using the Black-scholes Option-pricing Model At the Model At the Date of Grant Stock Option Pricing

                                                                   YEAR ENDED
                                                               DECEMBER 31, 2007

EXPECTED VOLATILITY                                                   128%
EXPECTED TERM (IN YEARS)
   RICHARD P. RANDALL                                                   9
   RICHARD M. COHEN                                                     9
   JAMES TREACY                                                        10
EXPECTED DIVIDENDS                                                     --
RISK-FREE RATE OF RETURN (WEIGHTED AVERAGE)                             2%
WEIGHTED AVERAGE GRANT-DATE FAIR VALUE                            $ 1.95-3.75

Expected Volatility is Based On the Historical Volatility of the Company's Stock Price. the Expected Term Represents the Estimated Average Period of Time That the Options Remain Outstanding. No Dividend Payouts Were Assumed, as the Company has No Plans to Declare Dividends During the Expected Term of the Stock Options. the Risk-free Rate of Return Reflects the Weighted Average Interest Rate Offered for Zero Coupon Treasury Bonds Over the Expected Term of the Options.

                                                                 AGGREGATE
                                               EXERCISE    REMAINING   INTRINSIC
                                     TOTAL       PRICE       LIFE        VALUE
                                  ----------  ----------  ----------  ----------

Outstanding, December 31, 2006            --          --          --          --
Granted in 2007                      100,000  $     2.85           9          --
                                     100,000        1.95           9          --
                                     100,000        3.75          10          --
Exercised in 2007                         --          --          --          --
                                  ----------  ----------  ----------  ----------
OUTSTANDING, DECEMBER 31, 2007       300,000                                  --
                                  ==========  ==========  ==========  ==========

Note 10 - Other Comprehensive Income

Balances of Related After-tax Components Comprising Accumulated Other Comprehensive Income, Included in Stockholders Equity, At December 31, 2007 are as Follows:

                                                 FOREIGN CURRENCY    ACCUMULATED OTHER
                                                    TRANSLATION        COMPREHENSIVE
                                                    ADJUSTMENT            INCOME
                                                 ----------------    -----------------
BALANCE DECEMBER 31, 2006                            $103,811            $103,811
CHANGES FOR 12 MONTHS ENDED DECEMBER 31, 2007         441,353             441,353
                                                     --------            --------
BALANCE AT DECEMBER 31, 2007                         $545,164            $545,164
                                                     ========            ========

Note 11 - Current Vulnerability Due to Certain Risk Factors

The Company's Operations are Carried Out in the Prc. Accordingly, the Company's Business, Financial Condition and Results of Operations May be Influenced by the Political, Economic and Legal Environments in the Prc, and by the General State of the Prc's Economy. the Company's Business May be Influenced by Changes in Governmental Policies With Respect to Laws and Regulations, Anti-inflationary Measures, Currency Conversion and Remittance Abroad, and Rates and Methods of Taxation, Among Other Things.

Note 12 - Major Customers and Credit Risk

The Company Derives Its Income From Various Airlines. Most Revenue is Cleared Thru Iata, a Centralized Reporting Platform.

Note 13 - Subsequent Events

On February 4, 2008, the Company Received a Commitment for $ 3.5 Million in Financing From Three Chinese Financial Institutions in Exchange for 1, 301,481 Shares of the Company's Common Stock, a Price of $ 2.70 Per Share. the Proceeds Will be Used Exclusively to Reduce Debt From Past Acquisitions. the Funds are to be Paid in Three Installments. On February 7, 2008, the Company Announced That It has Received This Commitment.

On February 12, 2008, the Company entered into an agreement with Tianjin Golden Dragon rescinding the Company's previously announced acquisition of 90% of the outstanding capital stock of Tianjin Golden Dragon.