Form 10-Q
period 2008-03-31
UNIVERSAL TRAVEL GROUP
filed 2008-05-14
CIK 1336644

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission file number 000-51516

UNIVERSAL TRAVEL GROUP
(Exact name of registrant as specified in its charter)

Nevada	90-0296536
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Shennan Road, Hualian Center room 301 - 309
Shenzhen, People’s Republic of China
(Address of principal executive offices)

86 755 836 68489
(Issuer’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 13, 2008, the registrant had outstanding 37,031,256 shares of common stock, $0.001 par value per share.

Special Note Regarding Forward Looking Statements

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distribution channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “ anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and more fully in our Report on Form 10-K filed in respect of the year ended December 31, 2007. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheets	4

Consolidated Statements of Income	5

Consolidated Statements of Cash Flows	6-7

Consolidated Statements of Stockholders’ Equity	8

Notes to Consolidated Financial Statements	9-17

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, N.Y.10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Universal Travel Group

We have reviewed the accompanying consolidated balance sheets of Universal Travel Group, Inc. as of March 31, 2008 and the consolidated statements of operations for the three months ended March 31, 2008 & 2007 and consolidated statements of cash flows and shareholders equity for the three months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Universal Travel Group, Inc. as of December 31, 2007 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated March 18, 2008 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, N.Y.
May 6, 2008

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 and DECEMBER 31, 2007
ASSETS	2008	2007
Current Assets
Cash and cash equivalents	$6,391,248	$2,671,684
Accounts receivable, net	4,945,013	5,403,820
Other receivables and deposits, net	546,259	1,297,426
Refundable acquisition deposit	-	1,453,050
Due from shareholders	134,837	1,444,818
Trade deposit	3,589,149	2,650,744
Advances	641,757	616,861
Prepaid expenses	606,058	713,668
Total Current Assets	16,854,321	16,252,071

Property & equipment, net	120,170	127,393
Intangible assets	10,239	18,626
Goodwill	13,526,809	13,526,809
	13,657,218	13,672,828
Total Assets	$30,511,539	$29,924,899

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable - bank	$1,212,207	$1,288,554
Note payable - others	599,737	1,576,750
Accounts payable and accrued expenses	3,260,782	3,604,666
Customer deposits	1,012,841	1,132,886
Income tax payable	353,894	664,995
Total Current Liabilities	6,439,461	8,267,851

Stockholders' Equity

Common stock, $.001 par value, 70,000,000
shares authorized, 37,031,256 and 36,809,036 issued and outstanding	37,032	36,810
Additional paid in capital	9,201,306	8,601,534
Other comprehensive income	896,335	545,164
Statutory reserve	372,144	372,144
Retained earnings	13,565,261	12,101,396
Total Stockholders' Equity	24,072,078	21,657,048
Total Liabilities and Stockholders' Equity	$30,511,539	$29,924,899

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,

	2008	2007

Gross revenues	$10,076,304	$6,961,140
Cost of services	7,232,758	4,705,678
Gross Profit	2,843,546	2,255,462
Selling, general and administrative expenses	855,522	751,794
Stock based compensation	110,012	633,360

	1,103,835	1,385,154
Income from operations	1,878,012	870,308

Other Income (Expense)
Loss on asset disposal	(1,104)	-
Other income	2,874	10,100
Interest income	1,415
Interest expense	(36,707)	(980)
Total Other Income (Expense)	(33,522)	9,120
Income before income taxes	1,844,490	879,428

Provision for income taxes	380,625	225,818
Net income	$1,463,865	$653,610

Net income per common share
Basic	$.040	$.020
Diluted	$.039	$.020

Weighted average common shares outstanding
Basic	36,920,146	32,692,142
Diluted	37 220,146	32,692,142

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,463,865	$653,610
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	19,489	18,961
Loss on asset disposal	1,105
Stock based compensation	110,102	633,360
(Increase) / decrease in assets:
Accounts receivable	458,807	(1,563,798)
Other receivable	751,167	(509,696)
Advances	(24,896)	(974,229)
Due from shareholder	1,309,981	197,011
Prepaid expenses	(2,492)	(403,365)
Trade deposits	(938,405)	86,812
Deposits	-	(386,325)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(343,884)	1,557,715
Customer deposits	(120,045)	-
Income tax payable	(311,101)	(38,089)
Total Adjustments	909,828	(1,381,643)

Net cash provided by(used in) operating activities	2,373,693	(728,033)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(5,647)	(11,118)
Proceeds from asset disposal	663	-
Acquisition deposits	1,453,050	2,881,823
Paid for acquisition - net of cash acquired	-	(2,982,200)
Net cash used by Investing activities	1,448,066	(111,495)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)Proceeds from bank loan - net	(76,347)	1,148,380
Proceeds of equity financing	599,994	-
Note payable - others	(977,019)	-
Net cash provided by financing activities	(453,372)	1,148,380
Effect of exchange rate changes on cash and cash equivalents	351,171	1,632

Net change in cash and cash equivalents	3,719,558	310,484
Cash and cash equivalents, beginning balance	2,671,684	$1,043,555
Cash and cash equivalents, ending balance	$6,391,242	$1,354,039

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$36,707	$980
Income Taxes	$691,726	$263,907
Other non-cash transactions
Purchased Goodwill		$(3,621,513)
Fair value of assets purchased less cash acquired		(360,687)
Acquisition financed with stock issuance		1,000,000
Acquisition paid for with cash - net of acquired		$(2,982,200)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008

			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Retained	Statutory	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Reserve	Equity
Balance December 31, 2007	36,809,036	$36,810	$8,601,534	$ 545, 164	$12,101,396	$372,144	$21,657,048

Foreign currency translation adjustments				351,171			351,171
Equity Financing	222,220	222	599,772				599,994
Income for the three months ended 3/31/2008					1,463,865		1,463,865

Balance March 31, 2008	37,031,256	$37,032	$9,201,306	$ 896,335	$$ 13,565,261	$372,144	$24,072,078

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 1 - ORGANIZATION

Universal Travel Group was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited - BVI was incorporated under the laws of the British Virgin Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd was incorporated on March 9, 1998 under the laws of the People's Republic of China (PRC). Shenzhen Speedy Dragon Enterprises Limited was incorporated in August of 2002 under the laws of the People's Republic of China (PRC), Xian Golden Net Travel Serve Services was incorporated on July 25, 2001 under the laws of the People's Republic of China, Xian City, Shanghai Lanbao Travel Service Co., Ltd, was established in 2002 under the laws of Shanghai China. Foshan Overseas International Travel Service Co., Ltd. was incorporated in 1990 under the laws of the People's Republic of China. Full Power Enterprise Global Limited owns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively the four corporations are referred to herein as the Company.

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

Translation Adjustment
As of March 31, 2008 and December 31, 2007 the accounts of Universal Travel Group were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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
MARCH 31, 2008

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued. These conditions may result in a future loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $ 76,076 and $73,115 as of March 31, 2008 and December 31, 2007, respectively.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Furniture and Fixtures	5 years
Transportation equipment	5 years
Office equipment	5 years
Leasehold Improvements	5 - 10 years

As of March 31, 2008 and December 31, 2007 Property, Plant & Equipment consist of the following:

	2008	2007
Furniture & fixture	$18,247	18,247
Transportation equip	183,024	301,308
Office equipment	182,651	177,004
Leasehold improve	31,374	31,374
	415,296	527,933
Accumulated depreciation	(295,126)	(400,540)
	$120,170	127,393

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

Statement of Cash Flows
In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Recent accounting pronouncements

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

In September, 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

a.	A brief description of the provisions of this Statement
b.	The date that adoption is required
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

In February, 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assets and Financial Liabilities’ - Including an Amendment of FABS Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The management is currently evaluating the effect of this pronouncement on financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Merger and Corporate Restructure

On June 26, 2006 the company entered into an agreement and plan of merger with Full Power Enterprises Global Limited, a holding company that owns all of the issued and outstanding shares of Shenzhen YuzhiLu Aviation Service Company Limited, the operating Company. In substance the agreement is a recapitalization of Shenzhen YuzhiLu Aviation Service Company’s capital structure.

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

Note 3 - TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of March 31, 2008 and December 31, 2007 the Company had paid $3,589,149 and $2,650,744 as trade deposits respectively.

During the year, the Company entered into a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operations and providing working capital funding. As of March 31, 2008 and December 31, 2007 the Company has advanced this company $641,757 and $616,861 respectively.

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

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) the Company has a varying statutory rate of 25%.

The following is a reconciliation of income tax expense as of March 31, 2008 and 2007.

	2008	2007

Current	$380,625	$225,818
Deferred	-	-
Total	$380,625	$225,818

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

 Note 6 - COMMITTMENTS

The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $ 83,589 and $24,891 for the three months ended March 31, 2008 and 2007 respectively. The Company has future minimum lease obligations as of March 31, 2008 as follows:

2009 $ 204,323
2010 $ 19,633
Total $ 223,956

Note 7 - NOTES PAYABLE

The following table summarizes notes payable as of March 31, 2008:

Lender	Due Date	Interest Rate	Outstanding

China Construction Bank	July 29, 2008	8.55% per Annum	$ 1,212,207

On September 20, 2007, the Company entered into a share exchange agreement with Foshan Overseas International Travel Service Co.(“FOI”), Led,, and the shareholders of FOI. The shareholders of FOI received a promissory note from the Company totaling $3,153,500. The promissory note bears no interest, with a maturity date of one year. Balance at March 31, 2008 is $ 599,737.

Note 8 - COMMON STOCK

In January 2007 the company adopted the Universal Travel Group 2007 Equity Incentive Plan. Under the terms of this Plan the Company issued 3,770,000 shares of the Company’s stock, valued at $1,583,400, for services rendered during the period from October 2, 2006 through February 28, 2007. As of December 31, 2007 the financial Statements include a charge $633,360 with the remaining $950,040 being expensed as of December 31, 2006.

Pursuant to a share exchange agreement, the Company issued 714,285 shares of newly issued shares of Common Stock to the former shareholders of Shenzhen Speedy Dragon Enterprises Limited. The shares were valued at $1,000,000, which was the fair value of the shares at the date of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to a share exchange agreement, the Company issued 151,765 shares of newly issued shares of Common Stock to the former shareholders of Xian Golden Net Travel Serve Services, Inc. The shares were valued at $258,000, which was the fair value of the shares at the date of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to a share exchange agreement, the Company issued 600,000 shares of newly issued shares of Common Stock to the former shareholders of Shanghai Lanbao Travel Services Co., Ltd. The shares were valued at $1,092,000, which was the fair value of the shares at the date of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to a share exchange agreement, the Company issued 1,122,986 shares of newly issued shares of Common Stock and a promissory note to the former shareholders of Foshan Overseas International Travel Service Co., Ltd.. The shares were valued at $ 3,346,500, which was the fair value of the shares at the date of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note 9 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

On February 4, 2008, under the terms of an equity financing commitment, the company issued 220,220 shares of common stock at the closing price of $2.70. The proceeds of $599,994 were paid directly to the shareholders of Foshan Overseas International Travel Service Co, for amount due them under Note obligation of the company.

On May 7, 2007, the Company issued, to a newly appointed Board member, an option grant to purchase 100,000 shares of common stock at the closing price at $ 1.95. The exercisable period is two years from issuance.

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

Three months ended March 31, 2008
Expected Volatility	126%
Expected term (in years
Richard P. Randall	9
Richard M. Cohen	9
James Treacy	9
Expected dividends	-
Risk-free rate of return (weighted average)	3%
Weighted average grant-date fair value	$1.95-3.75

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Revaluation of the value of these options, as required by EITF 96-18, resulted in a service period expense of $110,012 for the three months ending March 31, 2008.

	Total	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2007	300,000	-	-	-
Granted in 2008	-	-	-	-
Exercised in 2008	-	-	-	-
Outstanding, March 31, 2008	300,000

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note 10 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, at March 31, 2008 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance December 31, 2007	$545,164	$545,164
Changes for 3 months ended March 31, 2008	351,171	351,171
Balance at March 31, 2008	$896,335	$896,335

Note 11 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS
The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK
The Company derives its income from various Airlines. Most revenue is cleared thru IATA, a centralized reporting platform.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

OVERVIEW

In June 2006, Universal Travel Group (the “Company”) shifted its business to the travel service industry in China through the acquisition of Full Power Enterprises Global Limited ("FPEG") a holding corporation formed under the laws of the British Virgin Island which owned all of the capital stock of Shenzhen Yu Zhi Lu Aviation Service Company Limited ("YZL"). For financial reporting purposes, the acquisition of FPEG was treated as an acquisition by the accounting acquiree (YZL) accounted for as a recapitalization.

YZL, a company organized under the laws of China, is primarily engaged in China domestic and international airline ticketing services and cargo transportation agency services as well as international lines through Hong Kong, Macao and Taiwan. Additionally, YZL provides hotel reservations, packaged tours, and air delivery services. The three main activities of YZL developed over the years include Air Tickets Booking, both online and through customer service representatives, Hotel Booking, and Tour Routing for Customers. YZL also owns an aviation network (www.cnutg.com) that provides a complete air tickets sales network.

YZL initiates advertising or promotion activities on the company's services, including roadside billboards, brochures, internet ads, cell phone messages ads, newspapers and magazines ads.

On April 10, 2007, we, acting through YZL, acquired Shenzhen Speedy Dragon Enterprise Limited (“SSD”) in exchange for 714,285 shares of our common stock and an interest-free promissory note in the principal amount of $3,000,000, payable no later than April 10, 2008.

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

SSD relies upon a fleet of more than 200 vehicles owned and operated by third parties, and manages warehouses totaling 40,000 square meters (approximately 430,556 square feet), which it uses to stage, transfer, and store packages in transit. The annual volume of its air cargo transportation accounted for approximately 30% of the total air cargo market in Shenzhen, China.

On August 6, 2007, the Company acquired Xi’an Golden Net Travel Serve Service Company Limited (“XGN”) in exchange for 151,765 shares of the Company’s common stock and interest-free promissory notes in the aggregate principal amount of $1,542,000, payable no later than August 6, 2008. As a result of the acquisition, XGN became a wholly-owned subsidiary of YZL and an indirect wholly-owned subsidiary of the Company.

XGN, organized under the laws of China, was established in 2001 and focuses on the domestic tourism market and provides air tickets, train tickets and other travel-related services, including servicing individuals and groups attending conferences and exhibits, arrangements for business studies, academic exchanges, travel adventures, cultural education, sports competition, and theatrical performances. XGN also specializes in central plains tours of the Xi’an. Since 2005, XGN has been a leader in forming joint ventures with travel agencies in Tibet, Xinjiang, Shanxi and Inner Mongolia that focused on western plains routes to achieve a “Find one agency, tour the entire Chinese west” service concept. XGN provides its customers with a one-stop shopping service.

On August 8, 2007, the Company acquired Shanghai Lanbao Travel Service Company Limited (“SLB”) in exchange for 600,000 shares of the Company’s common stock and interest-free promissory notes in the aggregate principal amount of $2,828,000, payable no later than August 8, 2008. As a result of the acquisition, SLB became a wholly-owned subsidiary of YZL and an indirect wholly-owned subsidiary of the Company.

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

On October 29, 2007, the Company acquired Foshan Overseas International Travel Service Co., Ltd. (“FOI”) in exchange for 1,122,986 shares of the Company’s common stock and interest-free promissory notes in the aggregate principal amount of $3,153,500, payable no later than October 29, 2008. As a result of the acquisition, FOI became a wholly-owned subsidiary of YZL and an indirect wholly-owned subsidiary of the Company.

FOI, organized under the laws of China, was established in 1990, its core business focuses on both domestic and international tourism business, as well as packages airfare, hotel and conference reservations with ground transportation in China. Foshan is recognized as a local market leader, with the second largest business volume in its territory. For three consecutive years, the company has been recognized as one of the 100 outstanding enterprises by the China Tourism Bureau and in 2004 was voted one of the most credible enterprises in the country. Last year the company served more than 120,000 people with packaged tours and conferences. Foshan reported audited sales revenues of $11.9 million in FY 2006 with a net income of $930,000.

RESULTS OF OPERATIONS

The following table presents certain consolidated statements of operations information derived from the consolidated statements of income for the three months ended March 31, 2008 and 2007.

	Three months Ended March 31, 2008	Three months Ended March 31, 2007
Revenues	$10,076,304	$6,961,140
Cost of Services	$7,232,758	$4,705,678
Gross Profit	$2,843,546	$2,255,462
SG& A	$855,522	$751,794
Stock based compensation	$110,012	$633,360
Interest expense	($36,707)	($980)
Income from Operations	$1,878,012	$870,308

Revenue and gross margin by business segment:

	Air-Ticketing	Cargo	Hotel	Packaged Tour	Total

Sales	$1,428,880	$3,123,926	$612,478	$4,911,020	$10,076,304
Cost of Services	$73,501	$2,608,620	$194,672	$4,355,965	$7,232,758

Gross Profit	$1,355,379	$515,306	$417,806	$555,055	$2,843,546

Revenue Analysis:

	Air-ticketing(%	Cargo(%)	Hotel(%)	Packaged Tour(%)	Total(%)

Sales	14%	31%	6%	49%	100%
Cost of Services	1%	36%	3%	60%	100%

Gross Profit	48%	18%	15%	19%	100%

Revenues for the three months ended March 31, 2008 were $10,076,404 compared to $6,961,140 for the three months ended March 31, 2007, an increase of approximately 45%. This increase is attributable to both the organic growth of our air-ticketing, hotel reservation and packaged tour businesses and the integration of the four subsidiaries acquired in 2007. The factors impacting our growth included a general expansion in the Chinese travel market, as well as the implementation of an aggressive growth strategy which, combined with the expansion of our geographic presence through acquisitions, allowed us to capture greater market share. The increase in revenues was achieved despite record snowstorms during the first quarter of 2008 which significantly disrupted travel within China.

Cost of services for the three months ended March 31, 2008 was $7,232,758 compared to $4,705,678 for the three months ended March 31, 2007. This increase was primarily due to the effect of the Company’s acquisitions of its air cargo, hotel reservation and packaged tour businesses during 2007.

Gross Profit for the three months ended March 31, 2008 was $2,843,546 compared to $2,255,462 for the three months ended March 31, 2007, an increase of approximately 26%. The increase in gross profit reflects the Company's organic growth in its air-ticketing, hotel reservation and packaged tour  business segments and expansion through acquisitions, as well as revenue growth created by exploiting cross-marketing and cross-selling opportunities among the Company’s acquired business units.

Gross profit margin for the three months ended March 31, 2008 was 28% compared to 32% for the three months ended March 31, 2007. This decrease is primarily due to the fact that the packaged tour and air cargo business units acquired by the Company involve a high cost of services reflecting, respectively, the costs of obtaining tour packages and cargo space for resale to customers.  Therefore such acquired businesses represent a higher ratio of cost of services to revenues than the mix of businesses that existed prior to such acquisitions.

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2008 totaled $855,522 compared to $751,794 for the three months ended March 31, 2007. SG&A was approximately 8% of revenues in three months ended March 31, 2008 as compared to 11% for three months ended March 31, 2007. The increase in SG&A reflects the acquisitions of four subsidiaries in 2007, and the decrease in SG&A as a percentage of revenues reflects the fact that the acquired packaged tour and air cargo businesses involve a high proportion of selling expenses which are reflected as cost of services, resulting in a relatively low ratio of SG&A to revenues.

Stock based compensation reflects the value of stock options issued to our independent directors and shares of common stock issued to outside consultants. The significant decrease in stock based compensation from the three months ended March 31, 2008 compared to the three months ended March 31, 2007 reflects the termination of certain consulting arrangements under which compensation was payable to our outside consultants in shares of common stock.

Interest expense for the three months ended March 31, 2008 totaled $36,707 compared to $980 for the three months ended March 31, 2007. The increase in interest expense primarily reflects the fact that the Company entered into a loan financing to help pay down the indebtedness incurred in connection with the acquisitions consummated during 2007.

Net income was $1,463,865 or 15% of Revenues for the three months ended March 31, 2008, compared to $653,610 or 9% of Revenues for the three months ended March 31, 2007. The increase in net income reflects the continued growth in the Company's business including growth in the hotel reservation and packaged tour businesses acquired in 2007. The increase in net income as a percentage of revenues primarily reflects the fact that stock based compensation had decreased 83%.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $6,391,248 at March 31, 2008. Current assets and current liabilities as of March 31, 2008, were $16,854,321 and $6,439,461, yielding working capital of $9,814,866. We believe that the funds available to us from operations are adequate to meet our operating needs in 2008 and satisfy the debt incurred in connection with the acquisition of FOI ($599,737). For the three months ended March 31, 2008, net cash provided by operating activities was approximately $2,373,693, which resulted primarily from our core business operations.

Capital expenditures

Total capital expenditures for the three months ended March 31, 2008 were $5,647 for purchase of fixed assets, primarily machinery and equipment. We have no plans for material capital expenditures during 2008.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Seasonality

Our business is seasonal due to customers' travel patterns and changes in demand for cargo shipments. We typically experience higher sales and gross profit in the second and third quarters of our fiscal year (which ends December 31 of each year) and lower sales and gross profit in the first and fourth quarters. These seasonal sales cycles could lead to volatility in revenues and earnings.

Foreign Exchange Risk

Information regarding foreign exchange risk is discussed in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We currently do not hold or use any derivative or other financial instruments that expose us to substantial market risk and we have no foreign exchange contracts.

We are exposed to foreign exchange risk arising from fluctuations in the exchange rate between U.S. Dollars and Renminbi. Our operations are located in the People’s Republic of China and substantially all of our revenues and assets are denominated in Renminbi; however our reporting currency is the U.S. Dollar and some of our expenses are denominated in U.S. Dollars. As a result, our financial results are potentially subject to the impact of changes in value between U.S. Dollars and Renminbi. If the Renminbi depreciates relative to the U.S. Dollar, the value of our revenues, earnings and assets as reported in our financial statements will decline.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on an evaluation of our disclosure controls and procedures as of March 31, 2008, and the financial statements contained in this report, our principal executive officer and our principal financial officer have determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13A-15(F) under the Exchange Act during our quarter ended March 31, 2008, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any legal proceedings, nor are we aware of any threatened or contemplated proceedings which are expected to result in a material adverse effect on our financial position, or results of operation.

Item 1A. Risk Factors.

There have been no material changes in our business, operations or prospects that would require a change to the Risk Factor disclosure included in our most recent Annual Report on Form 10-K, except as set forth below:

The unrest in Tibet may negatively impact the Chinese travel industry.

Recently, political unrest has developed in the region of Tibet. There can be no assurance that this turmoil will not lead to a reduction in travel by Chinese citizens and by foreigners that might otherwise travel to this and other regions of China, which could adversely affect our results of operations

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2008, the Company issued an aggregate of 222,220 shares of its common stock to three Chinese financial institutions, Total Shine Group Limited, Victory High Investments Limited and Think Big Trading Limited, at an aggregate purchase price of $599,994.

Such shares of common stock were issued in reliance on the exemption from registration contained in Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), on the basis of the written representations, warranties, covenants and agreements made by the purchasers of the shares, including without limitation representations that each such purchaser was not a “U.S. person” as defined in Rule 902(k) of Regulation S, and based on the following additional facts and circumstances: (1) at the time the shares were offered to the purchasers, each of them was located outside the U.S., (2) at the time the Company issued the shares to the purchasers, the Company reasonably believed that each of such purchasers was outside the United States, (3) the Company did not engage in any “directed selling efforts” within the meaning of Rule 902(c) of Regulation S and (4) the Company implemented the applicable “offering restrictions” as defined in Rule 902(g) of Regulation S and complied with the applicable conditions set forth in Rule 903(b) of Regulation S.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, in February 2008 we had received commitments from three Chinese financial institutions for $3,500,000 in financing. On February 7, 2008 the Company sold 222,220 shares of its common stock to such institutions for an aggregate consideration of $599,994. On May 7, 2008 the Company terminated its agreement with such financial institutions due to their failure to provide the remaining amount according to the agreement.

Item 6. Exhibits The following exhibits are filed as part of this report:
Exhibit No.	Description of Exhibit
31.1 --	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 --	Certification of Vice President of Corporate Finance pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 --	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 --	Certification of Vice President of Corporate Finance pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2008

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Huijie Gao
Huijie Gao Vice President of Corporate Finance (Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Description of Exhibit
31.1 --	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 --	Certification of Vice President of Corporate Finance pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 --	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 --	Certification of Vice President of Corporate Finance pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.