Form 10-Q
period 2008-06-30
UNIVERSAL TRAVEL GROUP
filed 2008-08-06
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 000-51516

UNIVERSAL TRAVEL GROUP
 (Exact name of registrant as specified in its charter)

Nevada	90-0296536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Shennan Road, Hualian Center Room 301 - 309 Shenzhen, People’s Republic of China
(Address of principal executive offices)	(Zip Code)

86 755 836 68489
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 4, 2008, there 37,031,258 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
.UNIVERSAL TRAVEL GROUP

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheets	4

Consolidated Statements of Income	5-6

Consolidated Statements of Cash Flows	7

Consolidated Statements of Stockholders’ Equity	8

Notes to Consolidated Financial Statements	9-18

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, N.Y.10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Universal Travel Group

We have reviewed the accompanying consolidated balance sheets of Universal Travel Group, Inc. as of June 30, 2008 and the consolidated statements of operations for the six months ended June 30, 2008 and 2007 and consolidated statements of cash flows and shareholders equity for the six months then ended. These financial statements are the responsibility of the Company's management.

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

Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, N.Y.
July 27, 2008

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 and DECEMBER 31, 2007

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$5,489,737	$2,671,684
Accounts receivable, net	7,112,192	5,403,820
Other receivables and deposits, net	328,457	1,297,426
Refundable acquisition deposit	-	1,453,050
Due from shareholders	267,055	1,444,818
Trade deposit	4,773,333	2,650,744
Advances	655,977	616,861
Prepaid expenses	84,403	713,668
Total Current Assets	18,711,154	16,252,071

Property & equipment, net	120,675	127,393
Intangible assets	1,762	18,626
Goodwill	13,526,809	13,526,809
	13,649,246	13,672,828
Total Assets	$32,360,400	$29,924,899

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable – bank	$1,107,872	$1,288,554
Note payable – others	599,737	1,576,750
Accounts payable and accrued expenses	2,750,295	3,604,666
Customer deposits	1,342,918	1,132,886
Income tax payable	681,211	664,995
Total Current Liabilities	6,482,033	8,267,851

Stockholders' Equity

Common stock, $.001 par value, 70,000,000 shares authorized, 37,031,258 and 36,809,036 issued and outstanding	37,032	36,810
Additional paid in capital	8,673,671	8,601,534
Other comprehensive income	1,116,566	545,164
Statutory reserve	372,144	372,144
Retained earnings	15,678,954	12,101,396
Total Stockholders' Equity	25,878,367	21,657,048
Total Liabilities and Stockholders' Equity	$32,360,400	$29,924,899

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30,

	2008	2007

Gross revenues,	$24,421,043	$13,985,503
Cost of services	17,417,748	9,111,071
Gross Profit	7,003,295	4,874,432
Selling, general and administrative expenses	2,107,398	1,409,943
Stock based compensation	155,802	633,360

	2,263,200	2,043,303
Income from operations	4,740,095	2,831,129

Other Income (Expense)
Loss on asset disposal	(1,104)	-
Other income	8,378	-
Interest income	11,940	14,828
Interest expense	(65,004)	(21,282)
Total Other Income (Expense)	(45,790)	(6,454)
Income before income taxes	4,694,305	2,824,675

Provision for income taxes	1,116,747	519,153
Net income	$3,577,557	$2,305,522

Net income per common share
Basic	$.097	$.071
Diluted	$.096	$.071

Weighted average common shares outstanding
Basic	36,920,147	32,692,142
Diluted	37,086,813	32,692,142

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30,

	2008	2007

Gross revenues,	$14,344,739	$7,024,363
Cost of services	10,184,990	4,405,393
Gross Profit	4,159,749	2,618,970
Selling, general and administrative expenses	1,251,876	658,149
Stock based compensation	45,790	-

	1,297,666	658,149
Income from operations	2,862,083	1,960,821

Other Income (Expense)
Loss on asset disposal	-	-
Other income	5,504	-
Interest income	10,525	4,728
Interest expense	(28,297)	(20,302)
Total Other Income (Expense)	(12,268)	(15,574)
Income before income taxes	2,849,815	1,945.247

Provision for income taxes	736,122	293,335
Net income	$2,113,693	$1,651,912

Net income per common share
Basic	$.057	$.051
Diluted	$.057	$.051

Weighted average common shares outstanding
Basic	36,920,147	32,692,142
Diluted	37,086,813	32,692,142

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,577,557	$2,305,522
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	38,877	37,715
Loss on asset disposal	1,105
Stock based compensation	155,802	633,360
(Increase) / decrease in assets:
Accounts receivable	(1,708,372)	(1,489,590)
Other receivable	968,969	(406,551)
Advances	(39,116)	(2,229,923)
Due from shareholder	1,177,763	49,863
Prepaid expenses	(54,172)	10,674
Trade deposits	(2,122,588)	192,593
Deposits	-	5,633
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(854,371)	363,495
Customer deposits	210,032	-
Income tax payable	16,216	33,188
Total Adjustments	(2,209,855)	(2,799,543)

Net cash provided by(used in) operating activities	1,367,702	(494,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(17,063)	(31,572)
Proceeds from asset disposal	663	-
Acquisition deposits	1,453,050	1,994,254
Paid for acquisition - net of cash acquired	-	(2,982,200)
Net cash used by Investing activities	1,436,650	(1,019,518)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)Proceeds from bank loan - net	(180,682)	1,178,403
Proceeds of equity financing	599,994	-
Note payable - others	(977,013)	-
Net cash provided by financing activities	(557,701)	1,178,403
Effect of exchange rate changes on cash and cash equivalents	571,402	111,592

Net change in cash and cash equivalents	2,818,053	(223,544)
Cash and cash equivalents, beginning balance	2,671,684	$1,043,555
Cash and cash equivalents, ending balance	$5,489,737	$820,011
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$28,297	$20,302
Income Taxes	$719,906	$485,965
Other non-cash transactions
Purchased Goodwill		$(3,621,513)
Fair value of assets purchased less cash acquired		(360,687)
Acquisition financed with stock issuance		1,000,000
Acquisition paid for with cash - net of acquired		$(2,982,200)

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008

			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Retained	Statutory	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Reserve	Equity
Balance December 31, 2007	36,809,036	$36,810	$8,601,534	$545, 164	$12,101,396	$372,144	$21,657,048
Stock based compensation			45,790				45,790
Forfeited options			(573,425)				(573,425
Foreign currency translation adjustments				571,402			571,402
Equity Financing	222,222	222	599,772				599,994
Income for the six months ended June 30, 2008					3,577,557		3,577,557

Balance June 30, 2008	37,031,258	$37,032	$8,673,671	$1,116,566	$15,678,954	$372,144	$25,878,367

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 1 - ORGANIZATION

Universal Travel Group was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited - BVI was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd was incorporated on March 9, 1998 under the laws of the Peoples Republic of China (PRC). Shenzhen Speedy Dragon Enterprises Limited was incorporated in August of 2002 under the laws of the Peoples Republic of China (PRC), Xian Golden Net Travel Serve Services was incorporated on July 25, 2001 under the laws of the Peoples Republic of China, Xian City, Shanghai Lanbao Travel Service Co., Ltd, was established in 2002 under the laws of Shanghai China. Foshan Overseas International Travel Service Co., Ltd. was incorporated in 1990 under the laws of the Peoples Republic of China. Full Power Enterprise Global Limited owns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively the seven corporations are referred to herein as the Company.

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

Translation Adjustment
As of June 30, 2008 and December 31, 2007 the accounts of Universal Travel Group were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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
JUNE 30, 2008

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $ 77,751 and $73,115 as of June 30, 2008 and December 31, 2007, respectively.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Furniture and Fixtures	5 years
Transportation equipment	5 years
Office equipment	5 years
Leasehold Improvements	5 – 10 years

As of June 30, 2008 and December 31, 2007 Property, Plant & Equipment consist of the following:

	2008	2007
Furniture & fixture	$18,247	18,247
Transportation equip	183,024	301,308
Office equipment	194,067	177,004
Leasehold improve	31,374	31,374
	426,712	527,933
Accumulated depreciation	(306,037)	(400,540)
	$120,675	127,393

Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 and December 31, 2007 there were no significant impairments of its long-lived assets.

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
JUNE 30, 2008

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
JUNE 30, 2008

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN No. 48”). FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)’. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

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

Note 3 - TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of June 30, 2008 and December 31, 2007 the Company had paid $4,773,333 and $2,650,744 as trade deposits respectively.

During the year, the Company entered into a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operations and providing working capital funding. As of June 30, 2008 and December 31, 2007 the Company has advanced this company $655,977 and $616,861 respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) the Company has a varying statutory rate of 25%.

The following is a reconciliation of income tax expense as of June 30, 2008 and 2007.

	2008	2007

Current	$1,116,747	$519,153
Deferred	-	-
Total	$1,116,747	$519,153

 Note 6 - COMMITTMENTS

The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $ 92,297 and $48,559 for the six months ended June 30, 2008 and 2007 respectively. The Company has future minimum lease obligations as of June 30, 2008 as follows:

2009	$160,597
2010	$1,719
Total	$162,316

Note 7 – NOTES PAYABLE

The following table summaries notes payable as of June 30, 2008:

Lender	Due Date	Interest Rate	Outstanding

China Construction Bank	July 29, 2008	8.55% per Annum	$1,107,872

On September 20, 2007, the Company entered into a share exchange agreement with Foshan Overseas International Travel Service Co.(“FOI”), Led,, and the shareholders of FOI. The shareholders of FOI received a promissory note from the Company totaling $3,153,500. The promissory note bears no interest, with a maturity date of one year. Balance at June 30, 2008 and December 31, 2007 was $599,737 and $ 1,576,750 respectively.

Note 8 - COMMON STOCK

In January 2007 the company adopted the Universal Travel Group 2007 Equity Incentive Plan. Under the terms of this Plan the Company issued 3,770,000 shares of the Company’s stock, valued at $1,583,400, for services rendered during the period from October 2, 2006 through February 28, 2007. As of June 30, 2007 the financial Statements include a charge $633,360 with the remaining $950,040 being expensed as of December 31, 2006.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Pursuant to a share exchange agreement, the Company issued 714,285 shares of newly issued shares of Common Stock to the former shareholders of Shenzhen Speedy Dragon Enterprises Limited. The shares were valued at $1,000,000, which was the fair value of the shares at the date of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to a share exchange agreement, the Company issued 151,765 shares of newly issued shares of Common Stock to the former shareholders of Xian Golden Net Travel Serve Services, Inc. The shares were valued at $258,000, which was the fair value of the shares at the date the of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

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

Note 9 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

On February 4, 2008, under the terms of an equity financing commitment, the company issued 222,222 shares of common stock at the closing price of $2.70. The proceeds of $599,994 were paid directly to the shareholders of Foshan Overseas International Travel Service Co, for amount due them under Note obligation of the company.

On May 7, 2007, the Company issued, to a newly appointed Board member, an option grant to purchase 100,000 shares of common stock at the closing price at $ 1.95. The exercisable period is two years from issuance. On June 23, 2008, upon resignation, Board member has forfeited all options.

On September 6, 2007, the Company issued, to a newly appointed Board member, an option grant to purchase 100,000 shares of common stock at the closing price at $ 2.85. The options are exercisable until June 1, 2017. On June 23, 2008, upon resignation, Board member has forfeited 66,667 options.

On December 7, 2007, the Company issued, to another newly appointed Board member, an option grant to purchase 100,000 shares of common stock at the closing price of $ 3.75. The options are exercisable until November 1, 2017.

Stock options— The option holder has no voting or dividend rights. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the model at the date of grant stock option pricing. On May 28, 2008, upon resignation, Board member has forfeited 66,667 options.

On June 24, 2008, the Company issued, to another newly appointed Board member, an option grant to purchase 100,000 shares of common stock at the closing price of $ 1.52. The options are exercisable until July 1, 2018. Stock options— The option holder has no voting or dividend rights. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the model at the date of grant stock option pricing.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Six months ended
June 30, 2008

Expected volatility	146%
Expected term (in years)
Richard P. Randall	9
James Treacy	9
Yizhao Zhang	10
Expected dividends	-
Risk-free rate of return (weighted average)	3%

Weighted average grant-date fair value	$1.52-3.75

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to, as EITF 96-18, the Company recorded a service period expense of $155,082 for the six months ending June 30, 2008.

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2007	300,000	-	-	-
Granted in 2008	100,000	-	-	-
Forfeited in 2008	(233,334)
Exercised in 2008	-	-	-	-
Outstanding, June 30, 2008	166,666

Note 10 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, at June 30, 2008 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance December 31, 2007	$545,164	$545,164
Changes for 6 months ended June 30, 2008	571,402	571,402
Balance at June 30, 2008	$1,116,566	$1,116,566

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Universal Travel Group.  Whether those beliefs become reality will depend on many factors that are not under management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Business Overview

We are a travel services provider in the People’s Republic of China and are engaged in providing reservation, booking, and domestic and international travel and tourism services throughout the People’s Republic of China via the internet and through customer representatives.

Under the theme "Wings towards a more colorful life", our core services include tour packaging, booking services for air tickets and hotels as well as air cargo agency.

In 2007, we completed the acquisitions of Speedy Dragon, specializing in air cargo agency; Xi'an Golden Net, specializing in travel packaged tours; Shanghai LanBao, specializing in hotel reservations and Foshan Overseas International, a PRC-based company that handles both domestic and international travel inquiries.

Our goal is to become the foremost leading online travel services provider in all fields of the tourism industry including the aviation service, cargo agency, hotel booking and tour packaging segments in the People’s Republic of China.

Major Factors Affecting the Travel Industry

A variety of factors affect the travel industry in the People’s Republic of China, and we shall be discussing these together with analysis of our results of operations and financial condition.

Some of these factors include:

(i)	Growth in the Overall Economy and Demand for Travel Services in the People’s Republic of China.

We expect that our financial results will continue to be affected by the overall growth of the economy and demand for travel services in the People’s Republic of China and the rest of the world.

According to the statistics from the website of National Bureau of Statistics of China, in February 2008, the People’s Republic of China’s gross domestic product (or “GDP”) grew from US$1.7 trillion in 2003 to US$3.4 trillion in 2007, representing a compound annual growth rate of 16%. GDP per capita in the same period rose from US$1,273 to US$2,559, representing a 15% compound annual growth rate.

According to the statistics from the website of National Bureau of Statistics of China in February 2008, domestic tourism spending grew from US$41.6 billion in 2003 to US$106.5 billion in 2007, representing a compound annual growth of 23%.

According to the statistics from the website of Civil Aviation Administration of China:

•	domestic passenger transportation volume grew 15.7% in 2007 compared to 2006;
•	domestic cargo transportation volume grew 9.4% in 2007 compared to 2006;
•	domestic passenger transportation volume grew 5.8% for the first half of 2008 compared to the same period of 2007;
•	domestic cargo transportation volume grew 6.6% for the first half of 2008 compare to the same period of 2007.

The slower growth of the aviation industry for the first half of 2008 reflects the seasonality that the first half of the year, which is slower. This seasonality factor is further compounded by the increase in oil prices and the snowstorms during February of this year.

Subject to slight fluctuations, we believe that demand for travel services in the People’s Republic of China will continue to increase in the foreseeable future as the economy in the People’s Republic of China continues to grow. However, any adverse changes in economic conditions of the People’s Republic of China and the rest of the world, such as a slow-down of the Chinese economy, could have a material and adverse effect on the travel industry in the People’s Republic of China, which in turn would adversely affect our business.

(ii) Seasonality in the Travel Service Industry.

The travel service industry is characterized by seasonal fluctuations and accordingly our revenue may vary from quarter to quarter. To date, revenue generated during the summer season of each year generally is higher than those generated during the winter season, mainly because the summer season coincides with the domestic peak business and leisure travel season. By contrast, the winter season includes the Chinese New Year holiday, during which our customers reduce their business activities.

These seasonal trends are difficult to discern in our historical results because our revenue structure has changed due to our expansion over the years into more diversified fields and our revenue have grown substantially since inception.

However, the impact of seasonal fluctuations in the travel industry is likely to have a more apparent impact on our future results.

(iv) Disruptions in the Travel Industry.

Because the travel industry is sensitive to the weather, events and seasons, travelers tend to modify their travel plans according to such factors.

Examples of some events which affected our travel industry this year are:

•	the snow storms which affected the People’s Republic of China during the Spring Festival this year;
•	the Olympics in August which led to an increase in prices for hotels, airline and other travel-related costs and accordingly, a similar increase in travel products;
•	the earthquakes in May 2008 which affected travel in the Sichuan area;
•	the threat of terrorist attacks and increased security over international events, such as the the Olympics, which affect our cargo agency business; and
•	a downturn in international economies such as in the United States.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for three months ended June 30, 2008 and same period 2007.

	Three months ended June 30, 2008	Three months ended June 30, 2007	Increase/ (Decrease)	Percentage

Revenue	$14,344,739	$7,024,363	$7,320,376	104.2%

Cost of services	(10,184,990)	(4,405,393)	(5,779,597)	131.2%

Gross Profit	4,159,749	2,618,970	1,540,779	58.8%

Selling, general and administrative expenses	(1,251,876)	(658,149)	(593,727)	90.2%

Stock-based compensation	(45,790)	0	(45,790)	N/A

Income from operations	2,862,083	1,960,821	901,262	46.0%

Other income	16,029	4,728	11,301	239.0%

Interest expenses	(28,297)	(20,302)	(7,995)	39.4%

Provision for income taxes	(736,122)	(293,335)	(442,787)	150.9%

Net income	2,113,693	1,651,912	461,781	28.0%

Revenue Segment Analysis

For the three months ended June 30, 2008:

	Air-ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage Of Revenue (%)	Travel	Percentage of Revenue (%)	Total
Sales	$1,936,520	13.5%	$2,541,764	17.7%	$1,411,818	9.8%	$8,454,637	58.9%	$14,344,739
Cost of Services	$99,612	1.0%	$2,287,955	22.5%	$504,988	5.0%	$7,292,435	71.6%	$10,184,990
Gross Profit	$1,836,907	44.2%	$253,810	6.1%	$906,830	21.8%	$1,162,202	27.9%	$4,159,749

For the three months ended June 30, 2007

	Air-ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage Of Revenue (%)	Travel	Percentage of Revenue (%)	Total
Sales	$1,835,765	26.1%	$5,188,598	73.9%	—	—	—	—	$7,024,363
Cost of Services	$95,460	2.2%	$4,309,933	97.8%	—	—	—	—	$4,405,393
Gross Profit	$1,740,305	66.4%	$878,665	33.6%	—	—	—	—	$2,618,970

Revenue

Revenue for the three months ended June 30, 2008 were $14,344,739 compared to $7,024,363 for the same period 2007, an increase of approximately 104.2%. This increase is due to the company’s strategic expansion into hotel reservation and packaged tours business via acquisitions of Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

Revenue from air-ticketing was $1,936,520 for the three months ended June 30, 2008 compared to $1,835,765 for the same period last year, an increase of approximately 5.5%. This increase is due to the seasonality of the industry. We believe our more diversified business model had help us weather the effects of the earthquakes in May 2008 on the travel industry as a whole.

Revenue generated by cargo agency for the three months ended June 30, 2008 was $$2,541,764 compared to $5,188,598 for the same period 2007, a decrease of approximately 51%. This decrease is due to the increase in global oil prices as well as the increase security for imports and exports due to the Beijing Olympics. We anticipate that our cargo agency revenue will increase the latter half of 2008.

Despite of no comparable segments for the same period last year, revenue generated from our hotel reservation and packaged tours services comprise a fairly substantial portion of our total revenue, 9.8% and 58.9% of total revenue respectively.

Gross Profit

Gross Profit for three months ended June 30, 2008 was $4,159,749 compared to $2,618,970 for three months ended June 30, 2007, an increase of approximately 58.8%. The increase in gross profit reflects the company’s strategic expansion into profitable hotel reservation and packaged tours business via acquisitions. The increase also reflects the results of an efficient management and control of our operations by an experienced management team.

Gross profit margin for three months ended June 30, 2008 was 29.0% compared to 37.3% for three months ended June 30, 2008. This decrease is primarily due to the acquisition of a lower gross margin businesses in 2007. Despite the short term decrease in gross profit margin, we believe that this strategic move will bring a higher long term value to guarantee stable and long term growth of our various business segments as a whole. We believe that our gross profit margins will improve as our four business segments begin to integrate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for three months ended June 30, 2008 totaled $1,251,876 compared to $658,149 for three months ended June 30, 2007, an increase of approximately 90.2%.

Selling, general and administrative expenses were approximately 8.7% of revenue for three months ended June 30, 2008 as compared to 9.4% for three months ended June 30, 2007.

The increase in selling, general and administrative expenses reflects the increase in our expenses as a result of acquiring of Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

The decrease in selling, general and administrative expenses as a percentage of revenue reflect the fact that certain expenses did not grow proportionately with the increase in our revenue and there are economies of scale. The decrease of selling, general and administrative expenses as a percentage of the revenue is also a result of management performing effective control over its expenses despite the growth in its revenue.

Stock based compensation reflects standard amount of options issued to U.S independent directors.

Interest expense for three months ended June 30, 2008 totaled $28,297 compared to $20,302 for three months ended June 30, 2007. The increase in interest expense reflects the expenses we incurred through financing via short term bank loans to support our expansion while our market valuation was still low.

Net Income

Net income was $2,113,692 or 14.7% of revenue for three months ended June 30, 2008, compared to $1,651,912 or 23.5% of revenue for three months ended June 30, 2007.

The increase in net income reflects the continued growth in our business and the income derived from the acquisitions of Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

The decrease in net income as a percentage of revenue in the result of the acquisitions of lower net income margin businesses. We believe that despite the short term decrease in net income margin, the acquisitions will bring a more stable and long term growth to our business as a whole. By integrating the different business segments and leveraging off the synergies between such segments, we believe that we will be able to improve our net income margin.

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for six months ended June 30, 2008 and same period 2007.

	Six Months ended June 30, 2008	Six Months ended June 30, 2007	Increase/ (Decrease)	Percentage

Revenue	$24,421,043	$13,985,503	$10,435,540	74.6%

Cost of services	(7,417,748)	(9,111,071)	(8,306,677)	91.2%

Gross Profit	7,003,295	4,874,432	2,128,863	43.7%

Selling, General and Administrative expenses	(2,107,398)	(1,409,943)	(697,455)	49.5%

Stock-based compensation	(155,802)	(633,360)	477,558	-75.4%

Income from operations	4,740,095	2,831,129	1,908,966	67.4%

Other income	19,213	14,828	4,385	29.6%

Interest expenses	(65,004)	(21,282)	(43,722)	205.4%

Provision for income taxes	(1,116,747)	(519,153)	(597,594)	115.1%

Net income	3,577,557	2,305,522	1,272,035	55.2%

Revenue Segment Analysis

For the six months ended June 30, 2008:

	Air-ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage Of Revenue (%)	Travel	Percentage of Revenue (%)	Total
Sales	$3,365,400	13.8%	$5,665,690	23.2%	$2,024,296	8.3%	$13,365,657	54.7%	$24,421,043
Cost of Services	$173,113	1.0%	$4,896,575	28.1%	$699,660	4.0%	$11,648,400	66.9%	$17,417,748
Gross Profit	$3,192,286	45.6%	$769,116	11.0%	$1,324,636	18.9%	$1,717,257	24.5%	$7,003,295

For the six months ended June 30, 2007:

	Air-ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage Of Revenue (%)	Travel	Percentage of Revenue (%)	Total
Sales	$3,505,818	25.1%	$10,479,685	74.9%	—	—	—	—	$13,985,503
Cost of Services	$181,806	2.0%	$8,929,265	97.9%	—	—	—	—	$9,111,071
Gross Profit	$3,324,012	68.2%	$1,550,419	37.5%	—	—	—	—	$4,874,432

Revenue

Revenue for the six months ended June 30, 2008 was $24,421,043 compared to $13,985,503 for six months ended June 30, 2007, an increase of approximately 74%. This increase is attributable to our organic growth as well as our expansion into the air cargo agency, packaged tours services and hotel booking services business through the acquisitions of Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

Gross profit for the six months ended June 30, 2008 was $7,003,295 compared to $4,874,432 for six months ended June 30, 2007, an increase of approximately 43%. The increase in gross profit reflects our aggressive growth strategy as exemplified by continued growth in our traditional customer base and the acquisitions of Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

Gross profit margin for six months ended June 30, 2008 was 28.7% compared to 34.9% for six months ended June 30, 2007. This decrease is primarily due to the acquisition of a lower gross margin businesses in 2007. Despite the short term decrease in gross profit margin, we believe that this strategic move will bring a higher long term value to guarantee stable and long term growth of our various business segments as a whole. We believe that our gross profit margins will improve as our four business segments begin to integrate and leverage off the synergism of these various segments.

Selling, general and administrative expenses for six months ended June 30, 2008 totaled $2,107,398 compared to $1,409,943 for six months ended June 30, 2007. Selling, general and administrative expenses was approximately 8.6% of revenue for six months ended June 30, 2008 as compared to 10.1% for six months ended June 30, 2007. The increase in selling, general and administrative expenses is a result acquiring Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

The decrease in selling, general and administrative expenses as a percentage of revenue reflects the fact that certain expenses did not grow proportionately with the increase in our revenue. The decrease of selling, general and administrative expenses as a percentage of revenue is also indicative of effective controls over expenses.

Stock-based compensation reflects standard amount of options issued to U.S independent directors.

Interest expense for six months ended June 30, 2008 totaled $65,004 compared to $21,282 for six months ended June 30, 2007, an increase of approximately 205%. The increase in interest expense is a result of the expenses incurred from short term bank loans to support our expansion while our market valuation was still low.

Net Income

Net income was $3,577,557 or 14.6% of revenue for the six months ended June 30, 2008, compared to $2,305,522 or 16.5% of revenue for the six months ended June 30, 2007. The increase in net income reflects the continued growth in our business and the additional income derived through Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

The decrease in net income as a percentage of revenues reflects the acquisitions of lower net income margin businesses. However, we believe that despite the short term decrease in net income margin, these acquisitions will bring a more stable and long term growth to our business as a whole. We anticipate improving our net income margins by integrating our four business segments and leveraging off the synergies created.

We believe a more meaningful comparison should be made for the first quarter ended March 31, 2008 to the second quarter ended June 30, 2008 because it will reveal the progress from quarter to quarter of all our business segments including our two new business segments, namely the hotel reservations and travel packaged services businesses.

FIRST QUARTER ENDED MARCH 31, 2007 AND THE SECOND QUARTER ENDED JUNE 30, 2008

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the three months ended June 30, 2008 and March 31, 2008.
	Three Months ended June 30, 2008	Three Months ended March 31, 2008	Increase / (Decrease)	Percentage

Revenue	14,344,739	10,076,304	4,268,435	42.4%

Cost of services	-10,184,990	-7,232,758	-2,952,232	40.8%

Gross Profit	4,159,749	2,843,546	1,316,203	46.3%

Selling, General and Administrative expenses	-1,251,876	-855,522	-396,354	46.3%

Stock-based compensation	-45,790	-110,012	64,222	-58.4%

Income from operations	2,862,083	1,878,012	984,071	52.4%

Other income	16,029	3,184	12,845	403.4%

Interest expenses	-28,297	-36,707	8,410	-22.9%

Provision for income taxes	-736,122	-380,625	-355,497	93.4%

Net income	2,113,693	1,463,864	649,829	44.4%

Revenue Segment Analysis

For the first quarter ended March 31, 2008

	Air-ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage Of Revenue (%)	Travel	Percentage of Revenue (%)	Total
Sales	$1,428,880	14.2%	$3,123,926	31.0%	$612,478	6.1%	$4,911,020	48.7%	$10,076,304
Cost of Services	$73,501	1.0%	$2,608,620	36.1%	$194,672	2.7%	$4,355,965	60.2%	$7,232,758
Gross Profit	$1,355,379	47.7%	$515,306	18.1%	$417,806	14.7%	$555,055	19.5%	$2,843,546

For the second quarter ended June 30, 2008

	Air-ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage Of Revenue (%)	Travel	Percentage of Revenue (%)	Total
Sales	$1,936,520	13.5%	$2,541,764	17.7%	$1,411,818	9.8%	$8,454,637	58.9%	$14,344,739
Cost of Services	$99,612	1.0%	$2,287,955	22.5%	$504,988	5.0%	$7,292,435	71.6%	$10,184,990
Gross Profit	$1,836,907	44.2%	$253,810	6.1%	$906,830	21.8%	$1,162,202	27.9%	$4,159,749

Revenue

Revenue for the three months ended June 30, 2008 was $14,344,739 compared to $10,076,304 for the three months ended March 31, 2008, an increase of approximately 42.4%. This increase is attributable primarily to the growth in the packaged tours segment of roughly 72%.

We believe that the package tour business would bring more stable growth to our business and has a better business development potential alongside our air-ticketing and hotel reservation business segments . By contrast, because of the increase in global oil prices and the increased security over imports and exports as a result of the Beijing Olympics, our cargo agency business’ s growth has been somewhat stifled. We believe that this segment will improve with declining oil prices and the passing of the Olympics in the second half of 2008.

Gross Profit

Gross profit for the three months ended June 30, 2008 was $4,159,749 compared to $2,843,546 for the three months ended March 31, 2008, an increase of approximately 46.3%. The increase in gross profit is a result of our aggressive growth strategy as to expand our various business segments organically.

Gross profit margin for the three months ended June 30, 2008 was 29.0% compared to 28.2% for the three months ended March 31, 2008. We managed to successfully maintain our gross profit margin despite the earthquakes in the Sichuan province which adversely affected the travel industry there. We attribute this success from the synergies and diversity of our various business segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2008, totaled $1,251,876 compared to $855,522 for the three months ended March 31, 2008, an increase of $396,354 or approximately 46.3%.

Selling, general and administrative expenses were approximately 8.7% of revenue in the three months ended June 30, 2008 as compared to 8.5% for the three months ended March 31, 2008. The increase in selling, general and administrative expenses is in tandem with the growth of our business and the slight increase in selling, general and administrative expenses as a percentage of revenue reflects effective control over expenses in spite of a fast growing business.

Stock based compensation reflects standard amount of options issued to U.S independent directors.

Interest expense for the three months ended June 30, 2008 totaled $28,297 compared to $36,707 for the three months ended March 31, 2008. The decrease in interest expense is a result of us paying down the principal of our bank loans gradually.

Net Income

Net income was $2,113,693 or 14.7% of revenue for the three months ended June 30, 2008, compared to $1,463,864 or 14.5% of revenues for the three months ended March 31, 2008. The increase in net income reflects the continued growth in our business and the increase in net income as a percentage of revenue is a result of effective management of cost of services as well as our successful strategic focus on online integration, which provides synergies among our diversified business segments.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $5,489,737 at June 30, 2008. Current assets and current liabilities as of June 30, 2008, were $18,711,154 and $6,482,003, yielding working capital of $12,229,151. We believe that the funds available to us from operations are adequate to meet our operating needs in 2008 and satisfy the debt incurred in connection with the acquisition of Foshan Overseas International Travel Service Co., Ltd. ($599,737). For the six months ended June 30, 2008, net cash provided by operating activities was approximately $1,367,702, which resulted primarily from our organic operations and effective management of cash flow.

Capital expenditure

Total capital expenditure for six months ended June 30, 2008 was $17,063 to purchase fixed assets, primarily machinery and equipment. Management may consider substantial increase in equipment or other supporting machinery expenditure to support the fast development and expansion of our business.

Working Capital Requirements

Historically, operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenue from operations to provide the necessary cash flow to meet anticipated working capital requirements for at least the following 12 months. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, the opportunity to acquire or start-up new businesses, and the availability of credit facilities, none of which can be predicted with certainty. Due to our rapid growth and expansion, our need for additional capital may arise, and management will seek to raise capital for the maintenance and expansion of our operations through the issuance of debt or equity if necessary. There can be no assurance that such financing will be available or, if available, will be on terms acceptable to us. Future expansion will be limited by the availability of financing.

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

Based on an evaluation of our disclosure controls and procedures as of June 30, 2008, and the financial statements contained in this report, our principal executive officer and our principal financial officer have determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13A-15(F) under the Exchange Act during our quarter ended June 30, 2008, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There is no material legal proceeding pending against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2008

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Huijie Gao
Huijie Gao Vice President of Corporate Finance (Principal Financial Officer)