Form 10-Q
period 2008-09-30
UNIVERSAL TRAVEL GROUP
filed 2008-11-05
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 5, 2008, there are 41,619,966 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
.UNIVERSAL TRAVEL GROUP

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, N.Y.10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Universal Travel Group

We have reviewed the accompanying consolidated balance sheets of Universal Travel Group, Inc. as of September 30, 2008 and the consolidated statements of operations for the nine months ended September 30, 2008 & 2007 and consolidated statements of cash flows and shareholders equity for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

/s/Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, N.Y.
October 26, 2008

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 and DECEMBER 31, 2007

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$12,564,894	$2,671,684
Accounts receivable, net	9,218,433	5,403,820
Other receivables and deposits, net	295,896	1,297,426
Refundable acquisition deposit	-	1,453,050
Due from shareholder	137,885	1,444,818
Trade deposit	4,614,844	2,650,744
Advances	437,509	616,861
Escrow deposits	762,800	-
Prepaid expenses	437,761	713,668
Total Current Assets	28,470,022	16,252,071

Property & equipment, net	122,143	127,393
Intangible assets	-	18,626
Goodwill	13,526,809	13,526,809
	13,648,952	13,672,828

Total Assets	$42,118,974	$29,924,899

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable – bank	$-	$1,288,554
Note payable – others	-	1,576,750
Accounts payable and accrued expenses	1,941,231	3,604,666
Customer deposits	1,197,362	1,132,886
Income tax payable	1,203,889	664,995
Total Current Liabilities	4,342,482	8,267,851

Stockholders' Equity

Common stock, $.001 par value, 70,000,000
shares authorized, 41,619,966 and 36,809,036 issued and outstanding	41,621	36,810
Additional paid in capital	15,781,582	8,601,534
Other comprehensive income	1,273,865	545,164
Statutory reserve	372,144	372,144
Retained earnings	20,307,280	12,101,396
Total Stockholders' Equity	37,776,492	21,657,048
Total Liabilities and Stockholders' Equity	$42,118,974	$29,924,899

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30,

	2008	2007

Gross revenues,	$22,903,643	$12,813,942
Cost of services	15,047,932	8,308,363
Gross Profit	7,855,711	4,505,579

Selling, general and administrative expenses	1,917,323	812,464

Income from operations	5,938,388	3,693,115

Other Income (Expense)

Other income	(1,485)	-
Interest income	(9,941)	(2,955)
Interest expense	13,521	21,442
Total Other Income (Expense)	2,095	18,487
Income before income taxes	5,926,293	3,674,628

Provision for income taxes	1,307,966	608,153
Net income	$4,628,327	$3,066,475

Net income per common share
Basic	$.12	$.09
Diluted	$.12	$.09

Weighted average common shares outstanding
Basic	38,695,295	35,314,298
Diluted	39,693,980	35,464,848

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2008	2007

Gross revenues,	$47,324,686	$26,799,445
Cost of services	32,465,680	17,419,435
Gross Profit	14,859,006	9,380,010

Selling, general and administrative expenses	4,024,721	2,222,407

Stock based compensation	155,802	633,360

	4,180,523	2,855,767

Income from operations	10,678,483	6,524,243

Other Income (Expense)
Loss on asset disposal	1,105	-
Other income	(9,863)	-
Interest income	(21,881)	(17,783)
Interest expense	78,525	42,724
Total Other Income (Expense)	47,886	24,941
Income before income taxes	10,630,597	6,499,302

Provision for income taxes	2,424,713	1,127,306
Net income	$8,205,884	$5,371,996

Net income per common share
Basic	$.22	$.16
Diluted	$.22	$.16

Weighted average common shares outstanding
Basic	37,546,605	34,304,914
Diluted	38,050,305	34,421,337

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,205,88	$5,371,996
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	49,850	60,269
Provision for doubtful accounts	7,185	-
Stock based compensation	155,802	633,360
Loss on asset disposal	1,105
(Increase) / decrease in assets:
Accounts receivable	(3,821,798)	(1,982,708)
Other receivable	1,001,530	19,760
Advances	179,352	(414,885)
Due from shareholder	1,306,933	729,173
Prepaid expenses	(407,530)	18,752
Trade deposits	(1,964,100)	53,652
Customer deposits	64,476	(514)
Escrow deposits	(726,800)	-
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(1,663,435)	613,482
Income tax payable	538,894	209,551
Total Adjustments	(5,314,368)	(60,108)

Net cash provided by(used in) operating activities	2,891,348	5,311,888

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(27,742)	(50,024)
Proceeds from asset disposals	663
Acquisition deposits	1,453,050	2,288,481
Paid for acquisition – net of cash acquired	-	(7,278,434)
Net cash used by Investing activities	1,425,971	(5,039,977)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)Proceeds from bank loan – net	(1,288,554)	1,289,873
Proceeds of equity financing	7,712,494	-
Note payable – others	(1,576,750)	-
Net cash provided by financing activities	4,847,190	1,289,873
Effect of exchange rate changes on cash and cash equivalents	728,701	123,521

Net change in cash and cash equivalents	9,893,210	1,685,305
Cash and cash equivalents, beginning balance	2,671,684	$1,043,555
Cash and cash equivalents, ending balance	$12,564.894	$2,728,860

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$78,525	$40,603
Income Taxes	$1,885,819	$799,691
Other non-cash transactions
Purchased Goodwill	-	$(7,477,233)
Fair value of assets purchased less cash acquired	-	(2,151,201)
Acquisition financed with stock issuance	-	2,350,000
Acquisition paid for with cash – net of acquired	-	$(7,278,434)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Retained	Statutory	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Reserve	Equity
Balance December 31, 2007	36,809,036	$36,810	$8,601,534	$545, 164	$12,101,396	$372,144	$21,657,048
Stock based compensation			45,790				45,790
Forfeited options			(573,425)				(573,425)
Foreign currency translation adjustments				728,701			728,701
Equity Financing	222,222	222	599,772				599,994
	4,588,708	4,589	7,107,911				7,112,500
Income for the nine months ended 9/30/2008					8,205,884		8,205,884

Balance September 30, 2008	41,619,966	$41,621	$15,781,582	$1,273,865	$ $ 20,307,280	$372,144	$37,776,492

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 1 - ORGANIZATION

Universal Travel Group was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited – BVI was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd was incorporated on March 9, 1998 under the laws of the Peoples Republic of China (PRC). Shenzhen Speedy Dragon Enterprises Limited was incorporated in August of 2002 under the laws of the Peoples Republic of China (PRC), Xian Golden Net Travel Serve Services was incorporated on July 25, 2001 under the laws of the Peoples Republic of China, Xian City, Shanghai Lanbao Travel Service Co., Ltd, was established in 2002 under the laws of Shanghai China. Foshan Overseas International Travel Service Co., Ltd. was incorporated in 1990 under the laws of the Peoples Republic of China. Full Power Enterprise Global Limited owns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively the seven corporations are referred to herein as the Company.

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

Translation Adjustment

As of September 30, 2008 and December 31, 2007 the accounts of Universal Travel Group were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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
SEPTEMBER 30, 2008

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $ 80,300 and $73,115 as of September 30, 2008 and December 31, 2007, respectively.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Furniture and Fixtures	5 years
Transportation equipment	5 years
Office equipment	5 years
Leasehold Improvements	5 – 10 years

As of September 30, 2008 and December 31, 2007 Property, Plant & Equipment consist of the following:

	2008	2007
Furniture & fixture	$18,247 $	18,247
Transportation equip	183,024	301,308
Office equipment	194,067	177,004
Leasehold improve	31,374	31,374
	437,391	527,933
Accumulated depreciation	(315,248)	(400,540)
	122,143	127,393

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
SEPTEMBER 30, 2008

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

Recent accounting pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN No. 48”). FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September, 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s financial statements.

In February, 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assets and Financial Liabilities’ – Including an Amendment of FABS Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s financial statements.

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

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Note 3 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of September 30, 2008 and December 31, 2007 the Company had paid $4,614,844 and $2,650,744 as trade deposits respectively.

During the year, the Company entered into a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operations and providing working capital funding. As of September 30, 2008 and December 31, 2007 the Company has advanced this company $437,509 and $616,861 respectively.

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

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) the Company has a varying statutory rate of 25%.

The following is a reconciliation of income tax expense as of September 30, 2008 and 2007.

	2008	2007

Current	$2,424,713	$1,127,306
Deferred	-	-
Total	$1,116,747	$519,153

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 6 - COMMITTMENTS

The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $ 132,446 and $48,559 for the nine months ended September 30, 2008 and 2007 respectively. The Company has future minimum lease obligations as of September 30, 2008 as follows:

2009	$120,448
Total	$120,448

Pursuant to the Securities Purchase Agreement entered into On August 28, 2008, the Company agreed to enact an employee stock option plan, subject to the approval of the Buyers, for certain key members of management covering options to purchase a total of 6,600,000 shares of Common Stock of the Company (“Plan”) within 60 days of the closing of the Financing. The options to collectively purchase 1,100,000 shares of Common Stock under the said Plan shall vest on each anniversary of the grant until the end of six years, whereby all the options to purchase the 6,600,000 shares of Common Stock shall vest and be immediately exerciseable. The Company is also obligated, uder this Agreement to use its commercially reasonable efforts to effect a two-for-one (2:1) reverse split of its Common Stock within 180 days of the closing of the Financing. The Company and the Buyers in this Agreement entered into a Lock Up Agreement. Under the Lock-Up Agreement, the Principal Shareholder agreed that she would not sell any of the Lock-Up Shares, 5,000,000 shares of Common Stock and options to purchase 2,000,000 shares of Common Stock, and shall not transfer such shares for twelve (12) months.

Note 7 – NOTES PAYABLE

The following table summaries notes payable as of September 30, 2008:

Lender	Due Date	Interest Rate	Outstanding

China Construction Bank	July 29, 2008	8.55% per Annum	$-0-

On September 20, 2007, the Company entered into a share exchange agreement with Foshan Overseas International Travel Service Co.(“FOI”), Ltd,, and the shareholders of FOI. The shareholders of FOI received a promissory note from the Company totaling $3,153,500. The promissory note bears no interest, with a maturity date of one year. Balance at September 30, 2008 and December 31, 2007 was $-0- and $ 1,576,750 respectively.

Note 8 – COMMON STOCK

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
SEPTEMBER 30, 2008

Note 8 – COMMON STOCK (CONTINUED)

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

On August 28, 2008, Universal Travel Group (the “Company”) entered into a Securities Purchase Agreement with Access America Fund, LP, Chinamerica Fund LP, Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I. Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding, LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson (collectively, the “Buyers”) to sell to the Buyers 4,588,708 shares of common stock, par value $0.001 of the Company (“Common Stock”) and warrants to purchase 2,294,356 shares of Common Stock for an aggregate purchase price of $7,112,500 (the “Financing”).

Note 9 – STOCK WARRANTS, OPTIONS, AND COMPENSATION

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Nine months ended
September 30, 2008

Expected Volatility	146%
Expected term (in years)
Richard P. Randall	9
James Treacy	9
Yizhao Zhang	10
Expected dividends	-
Risk-free rate of return (weighted average)	3%

Weighted average grant-date fair value	$1.52-3.75

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to, as EITF 96-18, the Company recorded a service period expense of $155,082 for the nine months ending September 30, 2008.

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2007	300,000	-	-	-
Granted in 2008	100,000	-	-	-
Forfeited in 2008	(233,334)
Exercised in 2008	-	-	-	-
Outstanding, September 30, 2008	166,666

Pursuant to the Securities Purchase Agreement entered into On August 28, 2008, the Company issued warrants to purchase 2,294,356 shares of Common Stock. The unit purchase price was $1.55 per Common Share and a related Warrant for the purchase of one-half a Common Share, times the number of Common Shares purchased. Market Value of the Company’s stock on August 28, 2008 was $1.35. Accordingly approximately $45,887 of the amount recorded as additional paid in capital for the transaction is attributable to the sale these warrants. Each warrant has an Exercise Price of $2.71 and a term of 5 years from the date of issuance.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 10 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, at September 30, 2008 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance December 31, 2007	$545,164	$545,164

Changes for 9 months ended September 30, 2008	728,701	728,701

Balance at September 30, 2008	$1,273,865	$1,273,865

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

Note 12 – MAJOR CUSTOMERS AND CREDIT RISK

The Company derives a portion of its income from various Airlines. Most revenue is cleared through IATA, a centralized reporting platform.

Note 13 – ESCROW DEPOSITS

Pursuant to the Securities Purchase Agreement entered into On August 28, 2008, the Company agreed that it will deposit $500,000 of the proceeds in escrow to pay the fees and expenses in connection with a public relations and investor relations campaign. The Company also agreed that it engage a Chief Financial Officer who shall be fluent in English and Mandarin, who understands and has a working knowledge of United States generally accepted accounting principles, who has had significant responsibility for the preparation and filing of quarterly, annual and current reports with the SEC and who has experience working with or in United States capital market participants. The Company agreed that it would deposit $600,000 of the proceeds in escrow under the Escrow Agreement, to be released only upon the dual signatures of the CEO of the Company and the representative of the Buyers designated in the Escrow Agreement following the engagement of a Chief Financial Officer. As of September 30, 2008 $337,200 has been prepaid out of this escrow account in connection with the public and investor relations campaign for services covering a one year period. This prepayment is being amortized accordingly.

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

However, the impact of seasonal fluctuations in the travel industry is likely to have a more apparent impact on our future results.

(iii)	Disruptions in the Travel Industry.

Because the travel industry is sensitive to the weather, events and seasons, travelers tend to modify their travel plans according to such factors.

Examples of some events which affected our travel industry this year are:

•	the snow storms which affected the People’s Republic of China during the Spring Festival this year;
•	the Olympics in August which led to an increase in prices for hotels, airline and other travel-related costs and accordingly, a similar increase in travel products;

•	the earthquakes in May 2008 which affected travel in the Sichuan area;
•	the threat of terrorist attacks and increased security over international events, such as the the Olympics, which affect our cargo agency business; and
•	a downturn in international economies such as in the United States.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for three months ended September 30, 2008 and same period 2007.

Revenue Segment Analysis

	Three months ended September 30, 2008	Three months ended September 30, 2007	Increase / (Decrease)	Percentage

Revenues	$22,903,643	$12,813,942	$10,089,701	78.7%

Cost of services	(15,047,932)	(8,308,363)	(6,739,569)	81.1%

Gross Profit	7,855,711	4,505,579	3,350,132	74.4%

SG&A	(1,917,323)	(812,464)	(1,104,859)	136.0%

Stock based compensation	-	-	-	N/A

Income from operations	5,938,388	3,693,115	2,245,273	60.8%

Other income	1,485	-	1,485	N/A

Interest income	9,941	2,955	6,986	236.4%

Interest expenses	(13,521)	(21,442)	7,921	-36.9%

Provision for income taxes	(1,307,966)	(608,153)	(699,813)	115.1%

Net income	$4,628,327	$3,066,475	$1,561,852	50.9%

For the three months ended September 30, 2008:

	Air- ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage of Revenue (%)	Travel	Percentage of Revenue (%)	Total
Revenue	$3,885,722	17.0%	$2,854,332	12.5%	$2,540,469	11.1%	$13,623,120	59.5%	$22,903,643
Cost of Services	(196,454)	1.3%	(2,363,228)	15.7%	(944,149)	6.3%	(11,544,101)	76.7%	(15,047,932)
Gross Profit	$3,689,268	47.0%	$491,104	6.3%	$1,596,320	20.3%	$2,079,019	26.5%	$7,855,711

For the three months ended September 30, 2007:

	Air- ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage of Revenue (%)	Travel	Percentage of Revenue (%)	Total
Revenue	$2,250,090	17.6%	$5,126,348	40.0%	$915,465	7.1%	$4,522,039	35.3%	$12,813,942
Cost of Services	(115,204)	1.4%	(3,957,959)	47.6%	(297,940)	3.6%	(3,937,260)	47.4%	(8,308,363)
Gross Profit	$2,134,886	47.4%	$1,168,389	25.9%	$617,525	13.7%	$584,779	13.0%	$4,505,579

Revenue

Revenue for the three months ended September 30, 2008 were $22,903,643 compared to $12,813,942 for the same period 2007, an increase of approximately 78.7%. This increase is due to the company’s strategic expansion into hotel reservation and packaged tours business via acquisitions of Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

Revenue from air-ticketing was $3,885,722 for the three months ended September 30, 2008 compared to $2,250,090 for the same period last year, an increase of approximately 72.7%. This increase is due to our efforts in constantly expanding our customer base and number of sales representatives and improving our commission rates through cooperation with first tier ticket vendors.

Revenue generated from our cargo agency business for the three months ended September 30, 2008 was $2,854,332 compared to $5,126,348 for the same period 2007, a decrease of approximately 44.3%. This decrease is due to the increase in global oil prices as well as the increase security for imports and exports due to the Beijing Olympics.

Revenue generated from hotel reservations for the three months ended September 30, 2008 was $2,540,469 compared to $915,465 for the same period 2007, an increase of approximately 177.5%. This increase is attributable to the increase in reservations while the 2008 Beijing Olympics was being held in China and the traditional peak summer travel season.

Revenue generated from travel-related services and packages for the three months ended September 30, 2008 was $13,623,120 compared to $4,522,039 for the same period 2007, an increase of approximately 201.3%. This increase is due to the acquisition of Foshan Overseas International Travel Service Co., Ltd. the end of 2007 and the increase in travel as a result of the 2008 Beijing Olympics and the traditional peak travel season in the summer.

Gross Profit

Gross profit for three months ended September 30, 2008 was $7,855,711 compared to $4,505,579 for three months ended September 30, 2007, an increase of approximately 74.4%. The increase in gross profit reflects the company’s strategic expansion into profitable hotel reservation and packaged tours business via acquisitions. The increase also reflects the results of an efficient management and control of our operations by an experienced management team.

Gross profit margin for three months ended September 30, 2008 was 34.3% compared to 35.2% for three months ended September 30, 2007. This decrease is primarily due to the acquisition of a lower gross margin businesses in 2007. Despite the short term decrease in gross profit margin, we believe that this strategic move will bring a higher long term value to guarantee stable and long term growth of our various business segments as a whole. We believe that our gross profit margins will improve as our four business segments begin to integrate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for three months ended September 30, 2008 totaled $1,917,323 compared to $812,464 for three months ended September 30, 2007, an increase of approximately 136.0%.

Selling, general and administrative expenses were approximately 8.4% of revenue for three months ended September 30, 2008 as compared to 6.3% for three months ended September 30, 2007.

The increase in selling, general and administrative expenses reflects the increase in our expenses as a result of acquiring of Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

Stock based compensation reflects standard amount of options issued to U.S independent directors.

Interest expense for three months ended September 30, 2008 totaled $13,521 compared to $21,442 for three months ended September 30, 2007. The decrease in interest expense was the result of the repayment of all our outstanding bank loans in July 29, 2008.

Net Income

Net income was $4,628,327 or 20.2% of revenue for three months ended September 30, 2008, compared to $3,066,475 or 23.9% of revenue for three months ended September 30, 2007.

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

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for nine months ended September 30, 2008 and same period 2007.

Revenue Segment Analysis

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Increase / (Decrease)	Percentage

Revenues	$47,324,686	$26,799,445	$20,525,241	76.6%

Cost of services	(32,465,680)	(17,419,435)	(15,046,245)	86.4%

Gross Profit	14,859,006	9,380,010	5,478,996	58.4%

SG&A	(4,024,721)	(2,222,407)	(1,802,314)	81.1%

Stock based compensation	(155,802)	(633,360)	477,558	-75.4%

Income from operations	10,678,483	6,524,243	4,154,240	63.7%

Other income	8,758	-	8,758	N/A

Interest income	21,881	17,783	4,098	23.0%

Interest expenses	(78,525)	(42,724)	(35,801)	83.8%

Provision for income taxes	(2,424,713)	(1,127,306)	(1,297,407)	115.1%

Net income	$8,205,884	$5,371,996	$2,833,888	52.8%

For the nine months ended September 30, 2008:

	Air- ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage of Revenue (%)	Travel	Percentage of Revenue (%)	Total
Revenue	$7,251,122	15.3%	$8,520,022	18.0%	$4,564,765	9.6%	$26,988,777	57.0%	$47,324,686
Cost of Services	(369,567)	1.1%	(7,259,803)	22.4%	(1,643,809)	5.1%	(23,192,501)	71.4%	(32,465,680)
Gross Profit	$6,881,555	46.3%	$1,260,219	8.5%	$2,920,956	19.7%	$3,796,276	25.5%	$14,859,006

For the nine months ended September 30, 2007:

	Air- ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage of Revenue (%)	Travel	Percentage of Revenue (%)	Total
Revenue	$5,755,908	21.5%	$15,606,033	58.2%	$915,465	3.4%	$4,522,039	16.9%	$26,799,445
Cost of Services	(297,010)	1.7%	(12,887,225)	74.0%	(297,940)	1.7%	(3,937,260)	22.6%	(17,419,435)
Gross Profit	$5,458,898	58.2%	$2,718,808	29.0%	$617,525	6.6%	$584,779	6.2%	$9,380,010

Revenue

Revenue for the nine months ended September 30, 2008 was $47,324,686 compared to $26,799,445 for nine months ended September 30, 2007, an increase of approximately 76.6%. This increase is attributable to our organic growth as well as our expansion into the air cargo agency, packaged tours services and hotel booking services business through the acquisitions of Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

Gross Profit

Gross profit for the nine months ended September 30, 2008 was $14,859,006 compared to $9,380,010 for nine months ended September 30, 2007, an increase of approximately 58.4%. The increase in gross profit reflects our aggressive growth strategy as exemplified by continued growth in our traditional customer base and the acquisitions of Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

Gross profit margin for nine months ended September 30, 2008 was 31.4% compared to 35.0% for nine months ended September 30, 2007. This decrease is primarily due to the acquisition of a lower gross margin businesses in 2007. Despite the short term decrease in gross profit margin, we believe that this strategic move will bring a higher long term value to guarantee stable and long term growth of our various business segments as a whole. We believe that our gross profit margins will improve as our four business segments begin to integrate and leverage off the synergism of these various segments.

Selling, general and administrative expenses

Selling, general and administrative expenses for nine months ended September 30, 2008 totaled $4,024,721 compared to $2,222,407 for nine months ended September 30, 2007. Selling, general and administrative expenses was approximately 8.5% of revenue for nine months ended September 30, 2008 as compared to 8.3% for nine months ended September 30, 2007. The increase in selling, general and administrative expenses is a result acquiring Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

Stock-based compensation reflects standard amount of options issued to U.S independent directors.

Interest expense for nine months ended September 30, 2008 totaled $78,525 compared to $42,724 for nine months ended September 30, 2007, an increase of approximately 83.8%. The increase in interest expense is a result of the expenses incurred from short term bank loans to support our expansion while our market valuation was still low.

Net Income

Net income was $8,205,884 or 17.3% of revenue for the nine months ended September 30, 2008, compared to $5,371,996 or 20.0% of revenue for the nine months ended September 30, 2007. The increase in net income reflects the continued growth in our business and the additional income derived through Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

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

We believe a more meaningful comparison should be made for the third quarter ended September 30, 2008 to the second quarter ended June 30, 2008 because it will reveal the progress from quarter to quarter of all our business segments including our two new business segments, namely the hotel reservations and travel packaged services businesses.

THIRD QUARTER ENDED SEPTEMBER 30, 2008 AND THE SECOND QUARTER ENDED JUNE 30, 2008

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the three months ended September 30, 2008 and June 30, 2008.

Revenue Segment Analysis

	Three months ended September 30, 2008	Three months ended June 30, 2008	Increase / (Decrease)	Percentage

Revenues	$22,903,643	$14,344,739	8,558,904	59.7%

Cost of services	(15,047,932)	(10,184,990)	(4,862,942)	47.7%

Gross Profit	7,855,711	4,159,749	3,695,962	88.9%

Selling, General and Administrative Expenses	(1,917,323)	(1,251,876)	(665,447)	53.2%

Stock based compensation	-	(45,790)	45,790	-100.0%

Income from operations	5,938,388	2,862,083	3,076,305	107.5%

Other income	1,485	5,504	(4,019)	-73.0%

Interest income	9,941	10,525	(584)	-5.5%

Interest expenses	(13,521)	(28,297)	14,776	-52.2%

Provision for income taxes	(1,307,966)	(736,122)	(571,844)	77.7%

Net income	$4,628,327	$2,113,693	2,514,634	119.0%

For the third quarter ended September 30, 2008

	Air-ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage of Revenue (%)	Travel	Percentage of Revenue (%)	Total

Revenue	3,885,722	17.0%	2,854,332	12.5%	2,540,469	11.1%	13,623,120	59.5%	22,903,643

Cost of Services	(196,454)	1.3%	(2,363,228)	15.7%	(944,149)	6.3%	(11,544,101)	76.7%	(15,047,932)

Gross Profit	3,689,268	47.0%	491,104	6.3%	1,596,320	20.3%	2,079,019	26.5%	7,855,711

For the second quarter ended June 30, 2008

	Air-ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage of Revenue (%)	Travel	Percentage of Revenue (%)	Total

Revenue	1,936,520	13.5%	2,541,764	17.7%	1,411,818	9.8%	8,454,637	58.9%	14,344,739

Cost of Services	(99,612)	1.0%	(2,287,955)	22.5%	(504,988)	5.0%	(7,292,435)	71.6%	(10,184,990)

Gross Profit	1,836,908	44.2%	253,809	6.1%	906,830	21.8%	1,162,202	27.9%	4,159,749

Revenue

Revenue for the three months ended September 30, 2008 was $22,903,643 compared to $14,344,739 for the three months ended June 30, 2008, an increase of approximately 59.7%. This increase is attributable primarily to the growth in tourism and travel and the seasonality of sales.

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

Gross Profit

Gross profit for the three months ended September 30, 2008 was $7,855,711 compared to $4,159,749 for the three months ended June 30, 2008, an increase of approximately 88.9%. The increase in gross profit is a result of our aggressive growth strategy as to expand our various business segments organically.

Gross profit margin for the three months ended September 30, 2008 was 34.3% compared to 29.0% for the three months ended June 30, 2008. We managed to successfully maintain our gross profit margin despite the earthquakes in the Sichuan province which adversely affected the travel industry there. We attribute this success from the synergies and diversity of our various business segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008, totaled $1,917,323 compared to $1,251,876 for the three months ended June 30, 2008, an increase of approximately 53.2%.

Selling, general and administrative expenses were approximately 8.4% of revenue in the three months ended September 30, 2008 as compared to 8.7% for the three months ended June 30, 2008. The decrease in selling, general and administrative expenses is in tandem with the growth of our business and the slight increase in selling, general and administrative expenses as a percentage of revenue reflects effective control over expenses in spite of a fast growing business.

Stock based compensation reflects standard amount of options issued to U.S independent directors.

Interest expense for the three months ended September 30, 2008 totaled $13,521 compared to $28,297 for the three months ended June 30, 2008. The decrease in interest expense is a result of us paying down the principal of our bank loans gradually.

Net Income

Net income was $4,628,327 or 20.2% of revenue for the three months ended September 30, 2008, compared to $2,113,693 or 14.7% of revenues for the three months ended June 30, 2008. The increase in net income reflects the continued growth in our business and the increase in net income as a percentage of revenue is a result of effective management of cost of services as well as our successful strategic focus on online integration, which provides synergies among our diversified business segments.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $12,564,894 at September 30, 2008. Current assets and current liabilities as of September 30, 2008, were $28,470,022 and $4,342,482, yielding working capital of $24,127,540. We believe that the funds available to us from operations are adequate to meet our operating needs in 2008. For the nine months ended September 30, 2008, net cash provided by operating activities was approximately $2,891,348, which resulted primarily from our organic operations and effective management of cash flow.

On August 28, 2008, the Company entered into a Securities Purchase Agreement with Access America Fund, LP, Chinamerica Fund LP, Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I. Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding, LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson (collectively, the “Buyers”) to sell to the Buyers 4,588,708 shares of common stock, par value $0.001 of the Company (“Common Stock”) and warrants to purchase 2,294,356 shares of Common Stock for an aggregate purchase price of $7,112,500 (the “Financing”). Meanwhile, Pursuant to the Securities Purchase Agreement, the Company agreed that it will deposit $500,000 of the proceeds in escrow to pay the fees and expenses in connection with a public relations and investor relations campaign. The Company also agreed that it engage a Chief Financial Officer who shall be fluent in English and Mandarin, who understands and has a working knowledge of United States generally accepted accounting principles, who has had significant responsibility for the preparation and filing of quarterly, annual and current reports with the SEC and who has experience working with or in United States capital market participants. The Company agreed that it would deposit $600,000 of the proceeds in escrow under the Escrow Agreement, to be released only upon the dual signatures of the CEO of the Company and the representative of the Buyers designated in the Escrow Agreement following the engagement of a Chief Financial Officer. The balance of the escrow as of September 30, 2008 is $762,800.65.

Capital expenditure

Total capital expenditure for nine months ended September 30, 2008 was $27,742 to purchase fixed assets, primarily machinery and equipment. Management is considering a strategic investment of 600 full service kiosk terminals to offer customers easier access to the company's core services in the rest of the time of the year, which will substantially increase in capital expenditures.

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

Based on an evaluation of our disclosure controls and procedures as of September 30, 2008, and the financial statements contained in this report, our principal executive officer and our principal financial officer have determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13A-15(F) under the Exchange Act during our quarter ended September 30, 2008, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to the Company’s Current Report on Form 8-K filed on September 3, 2008.

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

Date: November 5, 2008

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Huijie Gao
Huijie Gao Vice President of Corporate Finance (Principal Financial Officer)