Form 10-K
period 2008-12-31
UNIVERSAL TRAVEL GROUP
filed 2009-03-12
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________to ______________

Commission file number  000-51516

UNIVERSAL TRAVEL GROUP
(Exact name of registrant as specified in its charter)

Nevada	90-0296536
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

2008 Shennan Road, Hualian Center, Room 301-309, Shenzhen, The People’s Republic of China
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 011-86- 755-836-68489

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value per share
Preferred Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes           ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☒ Yes           ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes           ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes                    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  March  12, 2009 was approximately $16,538,602.94 (24,684,482 shares of common stock)  based upon the closing price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of  March 12, 2009, there are presently 41,619,966  shares of common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1.    Business.

History and Organization

We were incorporated on January 28, 2004, pursuant to the laws of the state of Nevada.

On March 15, 2006, we entered into an Acquisition Agreement and Plan of Merger (the "Acquisition Agreement") with TAM of Henderson, Inc. ("TAM"), whereby TAM acquired all of our outstanding shares of Common Stock from our then sole stockholder and simultaneously merged with and into the Company, with the Company as the surviving corporation.

On June 20, 2006, Mr. Xiao Jun ("Jun"), our former officer and director, acquired from the then-majority-shareholder of our Company 8,000,000 shares of our Common Stock, for an aggregate purchase price of $435,000 (the "Stock Transaction"). After giving effect to such acquisition, Jun held 8,000,000 of the 10,450,000 shares of our Common Stock then issued and outstanding, constituting, in the aggregate, 77% of the then issued and outstanding shares of Common Stock of the Company. In connection with his acquisition of shares in the Company, Jun was appointed as our Chief Executive Officer.

On July 12, 2006 , we consummated the transaction contemplated by the Agreement and Plan of Merger, dated as of June 26, 2006 (the "Merger Agreement"), by and among the Company, Merger Sub of Tam, Inc. ("Merger Subsidiary"), a wholly owned subsidiary of us, Full Power Enterprise Global Limited (“Full Power”), and the shareholders of Full Power. In accordance with the Merger Agreement, Merger Subsidiary merged with and into Full Power, Merger Subsidiary ceased to exist and Full Power was the surviving entity (the "Merger Transaction").

The Full Power Shareholders received 20,000,000 shares of Common Stock in exchange for all of the issued and outstanding shares of Full Power. As a result of the Merger Transaction, Full Power became the Company's wholly owned subsidiary. Full Power owns all of the issued and outstanding capital stock of  Shenzhen Yu Zhi Lu Aviation Service Company Limited  (“YZL”).

In connection with the Merger Transaction, Jiangping Jiang (who, prior to the Merger Transaction was a shareholder of Full Power), Xin Zhang and Hoi-Yui Lee were appointed to our Board of Directors and Jun resigned from all positions with us.

Business Overview

With the acquisition of Full Power and hence YZL, we shifted our business to the online travel service industry in the People’s Republic of China (“PRC”). YZL, a company organized under the laws of the PRC, is primarily engaged in the business of providing domestic and international airline ticketing services and cargo transportation agency services. Additionally, YZL provides hotel reservations, packaged tours, and air delivery services both online and  through customer representative offices. YZL also owns an aviation network (www.cnutg.com) that provides a complete air ticket sales network.

During 2007, we made several acquisitions, which expanded our scope of business.

On April 10, 2007, we acquired Shenzhen Speedy Dragon Enterprise Limited ("SSD") in exchange for 714,285 shares of our shares of Common Stock and an interest-free promissory note in the principal amount of $3,000,000, payable no later than April 10, 2008.  The note has been repaid in full.

SSD, located in Shenzhen City, is a cargo logistics company providing commercial, point-to-point parcel and container transportation services within the PRC. It also operates as an international and domestic freight forwarding agency for Chinese civil aviation companies and provides railway and express delivery services. SSD relies upon independent delivery services with more than 200 vehicles and manages leased and owned warehouses totaling 40,000 square meters (approximately 430,556 square feet), which it uses to stage, transfer, and store packages in transit. During 2007, air cargo for which SSD arranged transportation accounted for approximately 30% of the total air cargo market in Shenzhen, China.

On August 6, 2007, we acquired Xi'an Golden Net Travel Serve Service Company Limited ("XGN") in exchange for 151,765 shares of our Common Stock and interest-free promissory notes in the aggregate principal amount of $1,542,000, payable no later than August 6, 2008. The note has been repaid in full.

XGN was established in 2001 and focuses on the domestic tourism market. It provides air tickets, train tickets and other travel-related services including servicing individuals and groups attending conferences and exhibitions, making travel arrangements for business studies, academic exchanges, travel adventures, cultural education, sports competition, and theatrical performances. XGN also specializes in central plains tours of Xi'an. Since 2005, XGN has formed  joint ventures with other travel agencies in Tibet, Xinjiang, Shanxi and Inner Mongolia that focus on western plains routes.

In August 8, 2007, we acquired Shanghai Lanbao Travel Service Company Limited ("SLB") in exchange for 600,000 shares of our Common Stock and interest-free promissory notes in the aggregate principal amount of $2,828,000, payable no later than August 8, 2008. The note has been repaid in full.

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

In October 29, 2007, we acquired Foshan Overseas International Travel Service Co., Ltd. ("FOI") in exchange for 1,122,986 shares of our Common Stock and interest-free promissory notes in the aggregate principal amount of $3,153,500, payable no later than October 29, 2008.   This note has been repaid in full.

FOI was established in 1990. Its core business focuses on both domestic and international tourism, as well as packaged airfare, hotel and conference reservations with ground transportation within the PRC. For three consecutive years, FOI has been recognized as one of the 100 outstanding enterprises by the China Tourism Bureau and in 2004 was voted one of the most credible enterprises in the country. Last year it served more than 120,000 people with packaged tours and conferences.

Sources of Revenue

We have four lines of business, namely (i) air-ticketing, (ii) hotel reservations, (iii) packaged tours and (iv) air cargo agency services.

Air-ticketing

We earn a commission for each air ticket sold. Our commission varies depending on the season but it averages approximately 6% of each ticket sold.

Our subsidiary, YZL (Shenzhen Yu Zhi Lu Aviation Service Company Limited) has contracted with Chinese domestic airlines such as Air China, China Southern Airlines and China Eastern Airlines and  34 international airlines such as United Airlines, Cathay Pacific and Virgin Airlines to sell Chinese domestic and international air tickets.  YZL holds the “First Class Air-Ticketing Agency” license from the General Administration of Civil Aviation of China (“CAAC”).  YZL has been in operation for more than ten years.

Our customers can make air-tickets enquiries via our web-sites - www.cnutg.com, and www.cnutg.com.cn.  Further, we are also able to attend to our customers through our customer representatives, our company offices and our franchises.

We maintain an 800 square meters call center in Shenzhen and our call center has 100 seats to handle customer enquiries. We share commission with our franchises.  The share varies according to business seasonality and varies from 1% in our favor to 3%.

Hotel Reservations

We generate revenue from paid hotel bookings in the form of commissions.

Our subsidiaries, YZL and SLB (Shanghai Lanbao Travel Service Company Limited) have contracted with 2,000 hotels and 7,000 hotels, respectively.  SLB has established a China Booking Association comprising more than 1,000 travel agencies who share more than 200,000 hotel resources internationally.

Our customers are able to enquire via SLB's website (www.cba-hotel.com).  Additionally, SLB maintains a 100 square meters call center in Shanghai and the call center has 20 seats to handle hotel reservation enquiries.

Package Tours

Our subsidiaries, XGN (Xi'an Golden Net Travel Serve Service Company Limited) and FOI (Foshan Overseas International Travel Service Co., Ltd.) are involved in the packaged tour business.  We contract with traffic service providers, accommodation provides and leisure service providers to purchase air tickets, train and coach tickets, accommodation and leisure or entertainment packages in bulk and then resell them to our customers with a mark-up. FOI maintains 9 company offices around the Guangzhou area, and XGN maintains 3 company offices in Xi'an.

Air Cargo Business

We are through our subsidiary, SSD (Shenzhen Speedy Dragon Enterprise Limited) involved in the air cargo business. We basically broker air cargo spaces and resell them to local logistic companies to generate revenue.  We have contracts with Chinese domestic airlines like China Southern Airlines, Air China, and Shenzhen Airlines and offer cargo spaces to over 52 major domestic cities in the PRC.  Our customers are charged based on the class and weight of goods shipped.

Insurance

We presently have Directors and Officers insurance with AIG.  The policy is for a term of one year commencing June 23, 2008 to June 23, 2009 for an aggregate liability of $5,000,000.   We have paid a premium of $42,436 for the policy.  We do not have any other insurance.

Intellectual Property

We have applied to register the following trademarks with the Trademark Bureau of the State Administration for Industry & Commerce:

Trademark	Class	Registrant
UTG	16, 39, 43	Shenzhen Yu Zhi Lu Aviation Service Company Limited
TRIPEASY	39, 42	Shenzhen Yu Zhi Lu Aviation Service Company Limited

We, through our subsidiary, XGN, have the  “古都之旅” trademark registered under Class 39 with the Trademark Burean of the State Administration for Industry & Commerce.  The term of the registration is valid from January 7, 2005 through to January 6, 2015.

Class 16 (Paper goods and printed matter) covers paper, cardboard and goods made from these materials, not included in other classes; printed matter; bookbinding material; photographs; stationery; adhesives for stationery or household purposes; artists' materials; paint brushes; typewriters and office requisites (except furniture); instructional and teaching material (except apparatus); plastic materials for packaging (not included in other classes); playing cards; printers' type; printing blocks.

Class 39 covers transport, packaging and storage of goods and travel arrangements.

Class 42 (Computer, scientific & legal) covers scientific and technological services and research and design relating thereto: industrial analysis and research services; design and development of computer hardware and software; legal services.

Class 43 (Hotels and Restaurants) covers services for providing food and drink; temporary accommodations.

We have also registered the following domain names:

Domain Name	Owner	Registration Date	Expiration Date
www.cnutg.com	Shenzhen Yuzhilu Aviation Service Company Ltd	2006-05-05	2011-05-05
www.cnutg.com.cn	Shenzhen Yuzhilu Aviation Service Company Ltd	2006-07-27	2013-07-27
www.cnutg.cn	Shenzhen Yuzhilu Aviation Service Company Ltd	2006-07-27	2012-07-27
www.cnutg.net	Shenzhen Yuzhilu Aviation Service Company Ltd	2006-07-27	2012-07-27
www.cnutg.net.cn	Shenzhen Yuzhilu Aviation Service Company Ltd	2006-07-27	2012-07-27

Customers

Our customer base is very diversified and numerous.  Almost all our customers are individuals and none of our customers comprise more than 1% of our revenue.  The loss of any one of our customer will not have a material adverse effect on any segment of our business or our business, as a whole.

Revenue Breakdown

Packaged Tours

Below is a breakdown the number of sales of our packaged tours for the past three years:

Year	Visitors	Number of visitors multiplied by the number of days comprising the tour

2006	65,981	238,924
2007	93,984	364,676
2008	139,242	521,270

Air-ticketing

Below is a breakdown of the number of air tickets sold for the past three years:

Year	Number of Tickets
2006	601, 000
2007	1,084,000
2008	1,720,000

Hotel Reservations

Below is a breakdown of the number of hotel room nights booked through us for the past three years:

Year	Number of Room Nights
2006	352,000
2007	680,000
2008	1,466,000

Cargo

Below is a breakdown of the volume of cargo shipped through us for the past three years.

Year	Tons
2006	869
2007	3,612
2008	2,089

Suppliers

Our major suppliers for our air-ticketing and air cargo business are mainly the PRC domestic airlines.  We contract directly and individually with each hotel and supplier of the various components of our packaged tours.

We do not have long term contracts with any one of our suppliers.  We typically sign one year contracts, which renew for successive one-year terms unless earlier terminated by either party.  The main terms of such contracts would typically comprise terms pertaining to authorizations, trade deposits and payment method.

We are not dependent on any one supplier and most of our suppliers are competitors against each other within their own industry.  Accordingly, we are able to choose the supplier with the most favorable terms to contract with and because such terms vary from time to time, our list of suppliers constantly changes too.

Our online reservation database is managed in-house and we are not dependent on a third party service provider to maintain our database and ensure that it is stable and secure.

Sales and Marketing

We advertise our services for the general public through roadside billboards, brochures, internet ads, cell phone message ads, newspapers and magazines ads.

Sales and marketing for the past three years account for very small percentage of our revenue, and as our TRIPEASY Travel Service Kiosks will be serving as an effective media platform in the coming years and a marketing tool for us, we believe our sales and marketing expenses will not increase materially.

Below is the breakdown of sales and marketing expenses for our various subsidiaries for the past year:

Subsidiary	Amount (RMB)/ (US$)
Foshan Overseas International Travel Service Co., Ltd.	119,669 / $17,496
Shenzhen Speedy Dragon Enterprise Limited	11,000 / $1,608
Shenzhen Yu Zhi Lu Aviation Service Company Limited	870,000 / $127,193 (Media Advertisement expenses)862,000 / $126,024 (Airport Marketing expenses)
Shanghai Lanbao Travel Service Company Limited	15,000 / $2,192 (Advertisements) 25,000 / $3,655 (Website) 17,000 / $2,486 (Promotions)

We anticipate that our sales and marketing expenses for fiscal year 2009 would remain roughly the same.

Competition

Our main competitors in China in the online booking industry for air-tickets and hotel reservations include Ctrip.com International, Ltd. and eLong, Inc.

It is very difficult to assess our competitors in the packaged tour business as there are numerous packaged tour providers in the PRC that operate different routes every year.

Our main competitors for the cargo agency business stem from the direct sales departments operated by the various airlines companies themselves.

Many of our competitors, particularly those engaged in the online booking industry, are better established than us, are more widely known to consumers, and have larger infrastructures and greater capital resources.

Our Competitive Advantage

We believe that we have the following advantages over our competitors:

•
our business model and sources of revenue are diversified in that we are involved in the air ticketing, hotel reservations, packaged tours, and air cargo agency businesses and any negative impact on one line of business may buffered by our other lines of businesses;

•	our businesses and presence are spread out throughout the PRC, which makes us less susceptible to a total loss or interruption to our business in the event of a natural calamity; and

•
we plan to roll out more of the TRIPEASY Travel Service Kiosks (“Kiosks”) in 2009 in certain selected cities in the PRC.  The Kiosks would enable our customer to make travel related inquiries and book their travel without a computer or an internet connection.  They should appeal to computer users who do not make travel related transactions over the internet from their computers and non-computer owners.

Our Future Goals and Expansion Plans

We are planning a nationwide rollout of the TRIPEASY Travel Service Kiosks within the next two years. The Kiosks will be located everywhere including hotels, office buildings, banks, shopping malls and MTR stations. The Company will promote the Kiosks via local media such as newspapers, billboards and internet ads, including its own award-winning website, www.cnutg.com, as well as other related websites, which will in turn further the Company’s brand recognition. The Kiosks themselves will provide a strong media platform to strengthen Universal Travel Group’s franchise. Additionally, the Kiosks’ interface will feature the same look, feel and functionality as Universal Travel Group’s new website, www.cnutg.com.cn, which integrates the Company’s diversified services into a new platform with selected value- added features and functionality.

The Kiosks are interactive terminals placed in strategically targeted public areas. They will enable convenient, fast and easy to use, real-time air ticketing inquiries, reservations and purchases, as well as hotel and tour reservations. The Kiosks will provide full 360° views of hotels and travel destinations and accept payment via bank cards, debit cards and VISA. According to Credit Suisse Research, the number of domestic travelers in the PRC that use online travel services continues to rise, accounting for 16% of users in 2007, up from 12% in 2005. The Company initially plans to introduce the Kiosks in selected major cities in the PRC, with approximately 600 Kiosks to be rolled out in 2009. Major cities such as Shanghai and Shenzhen have a higher proportion of people using online travel services as compared to the rest of the PRC, representing 23% and 20% of the users in 2007, respectively. According to the China Internet Network Information Center, the PRC is the world’s largest market for internet users. Despite this, 95% of internet users still do not make purchases over the internet. The TRIPEASY Kiosks will eliminate the need for a personal computer or online access in order to make travel arrangements and are specifically targeted at this demographic of users.

Our beta testing of the Kiosks has shown promising results. The TRIPEASY Kiosks will serve, together with our website and call center, to integrate our air ticket sales, hotel room sales, and packaged tours businesses. We are working on a cost-effective way for a potential rollout by bundling it with Byte Power (CQ) Info Tech Limited's (a subsidiary of Byte Power Group Limited - ASE: BPG.AX) E-Kiosks. This will allow us to enter a new market in Chongqing quickly and efficiently.

Employees

At the current time, in addition to our officers, we have approximately 200 full-time employees. None of our employees is a member of a union and our relationships with our employees are generally satisfactory. In accordance with Chinese Labor Law, we provide social security and medical insurance to all our employees.

Government Regulations

General Regulation of Businesses

Air-ticketing. The air-ticketing business is subject to the supervision of China National Aviation Transportation Association, or CNATA, and its regional branches. Prior to March 31, 2006, the principal regulation governing air-ticketing in China is the Administration on Civil Aviation Transporting Marketing Agency Business Regulations (1993). The said regulation was abolished by PRC government on January 24, 2008. Currently the principal regulation governing air-ticketing in the PRC is the Rules on Cognizance of Qualification for Civil Aviation Transporting Marketing Agencies (2006) which became effective on March 31, 2006.

Under these regulations, prior to May 19, 2005, an air-ticketing agency was required to obtain a permit from CAAC or its regional branch in every city in which the agency propose to conduct its air-ticketing business. On and after May 19, 2005, any entity that wishes to conduct the air-ticketing business in the PRC must apply for an air-ticketing permit from CNATA. The regulations provide for a transitional grace period for air-ticketing agencies that have obtained a valid license from CAAC or its regional branch prior to the promulgation of the new rules. These agencies are permitted to use their original licenses until such licenses expire.

Travel Agency. The travel industry is subject to the supervision of the China National Tourism Administration and local tourism administrations. The principal regulations governing travel agencies in the PRC include:

•	Administration of Travel Agencies Regulations (1996), as amended in December 2001; and

•	Administration of Travel Agencies Regulations Implementing Rules (2001).

Under these regulations, a travel agency must obtain a license from the China National Tourism Administration to conduct cross-border travel business, and a license from the provincial-level tourism administration to conduct domestic travel agency business.

Advertising. The State General Administration of Industry and Commerce is responsible for regulating advertising activities in the PRC. The principal regulations governing advertising (including online advertising) in China include:

•	Advertising Law (1994);

•	Administration of Advertising Regulations (1987); and

•	Implementing rules of the Administration of Advertising Regulations (2004).

Under these regulations, any entity conducting advertising activities must obtain an advertising permit from the local Administration of Industry and Commerce.

Value-added Telecommunications Business and Online Commerce. Our provision of travel-related content on our websites is subject to PRC laws and regulations relating to the telecommunications industry and Internet, and regulated by various government authorities, including the Ministry of Information Industry and the State General Administration of Industry and Commerce. The principal regulations governing the telecommunications industry and Internet include:

•	Telecommunications Regulations (2000);

•	The Administrative Measures for Telecommunications Business Operating Licenses (2001); and

•	The Internet Information Services Administrative Measures (2000).

Under these regulations, Internet content provision services are classified as value-added telecommunications businesses, and a commercial operator of such services must obtain a value-added telecommunications business license from the appropriate telecommunications authorities to conduct any commercial value-added telecommunications operations in the PRC.

With respect to online commerce, there are no specific PRC laws at the national level governing online commerce or defining online commerce activities, and no government authority has been designated to regulate online commerce. There are existing regulations governing retail business that require companies to obtain licenses to engage in the business. However, it is unclear whether these existing regulations will be applied to online commerce.

Regulation of Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange. The principal regulation governing foreign currency exchange in  the PRC is the Foreign Currency Administration Rules (1996), as amended. Under these Rules, RMB is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment in securities outside China unless the prior approval of the State Administration for Foreign Exchange of the People’s Republic of China is obtained.

Pursuant to the Foreign Currency Administration Rules, foreign investment enterprises in the PRC may purchase foreign currency without the approval of the State Administration for Foreign Exchange of the PRC for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by the State Administration for Foreign Exchange of the PRC) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a company in the PRC, the acquired company will also become a foreign investment enterprise. However, the relevant PRC government authorities may limit or eliminate the ability of foreign investment enterprises to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from the State Administration for Foreign Exchange of the PRC.

Dividend Distribution. The principal regulations governing distribution of dividends of wholly foreign-owned companies include:

•	The Foreign Investment Enterprise Law (1986), as amended in October 2000;

•	Administrative Rules under the Foreign Investment Enterprise Law (2001);

•	Company Law of the PRC (2005); and

•	Enterprise Income Tax Law and its Implementation Rules (2007).

Under these regulations, foreign investment enterprises in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, wholly foreign-owned enterprises in the PRC are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Under the new EIT Law, dividends, interests, rent, royalties and gains on transfers of property payable by a foreign-invested enterprise in the PRC to its foreign investor who is a non-resident enterprise will be subject to a 10% withholding tax, unless such non-resident enterprise’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a reduced rate of withholding tax.

Under the new EIT Law, an enterprise established outside the PRC with its “de facto management body” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its worldwide income. The “de facto management body” is defined as the organizational body that effectively exercises overall management and control over production and business operations, personnel, finance and accounting, and properties of the enterprise. It remains unclear how the PRC tax authorities will interpret such a board definition.

According to the new EIT law, enterprises that currently enjoy a preferential tax rate will transition to the statutory enterprise income tax rate of 25% over five years.  The applicable tax rate will increase to 18% for 2008, 20% in 2009, 22% in 2010, 24% in 2011 and 25% in 2012.  Enterprises who are currently subject to an enterprise income tax rate of 24% will have their rates increased to 25% in 2008.

The current tax rates of our various subsidiaries are: for YZL (Shenzhen Yu Zhi Lu Aviation Service Company Limited ), 15%; for SSD (,Shenzhen Speedy Dragon Enterprise Limited) 15%, for SLB (Shanghai Lanbao Travel Service Company Limited, 33%, for  XGN (Xi'an Golden Net Travel Serve Service Company Limited), 33% and for FOI (Foshan Overseas International Travel Service Co., Ltd.), 33%. For 2008, these rates will be adjusted to 18%, 18%, 25%, 25% and 25% respectively.

Notwithstanding the foregoing provision, the new EIT Law also provides that, if a resident enterprise directly invests in another resident enterprise, the dividends received by the investing resident enterprise from the invested enterprise are exempted from income tax, subject to certain conditions.

Moreover, under the new EIT Law, foreign ADS holders may be subject to a 10% withholding tax upon dividends payable by a Chinese entity and gains realized on the sale or other disposition of ADSs or ordinary shares, if such income is sourced from within the PRC and we are classified as a PRC resident enterprise.

Approvals, licenses and certificates

We have received the following licenses and approvals:

•	“First Class Air-Ticketing Agency” awarded by the CAAC and IATA to YZL;
•	“Second Class Air Cargo Agency” awarded by the CAAC and IATA to SSD;
•	“International Travel Agency” awarded by the China Travel Bureau to FOI; and
•	“Domestic Travel Agency” awarded by the China Travel Bureau to XGN.

Item 1A.           Risk Factors.

The reader should carefully consider each of the risks described below. If any of the following risks described below should occur, our business, financial condition or results of operations could be materially adversely affected and the trading price of our Common Stock could decline significantly.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this prospectus before deciding to invest in our Common Stock.

Risks Related to the Company

Risks associated with business declines or disruptions in the travel industry generally could reduce our revenue.

A large part of our revenue is driven by the trends that occur in the travel industry in the PRC, including the hotel, airline and packaged-tour industries. As the travel industry is highly sensitive to business and personal discretionary spending levels, it tends to decline during general economic downturns. Other adverse trends or events that tend to reduce travel and are likely to reduce our revenue include the following:

•	an outbreak of political or economic unrest in China;

•	a recurrence of SARS or any other serious contagious diseases;

•	increased prices in the hotel, airline, or other travel-related industries;

•	increased occurrence of travel-related accidents;

•	outbreak of war or conflict in the Asia-Pacific region;

•	increases in terrorism or the occurrence of a terrorist attack in the Asia-Pacific region;

•	poor weather conditions; and

•	natural disasters.

We could be severely affected by changes in the travel industry and will, in many cases, have little or no control over those changes. As a result of any of these events, our operating results and financial conditions could be materially and adversely affected.

Loss of key personnel could affect our ability to successfully grow our business.

We are highly dependent upon the services of our senior management team. The permanent loss for any of the key executives could have a material adverse effect upon our operating results.

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

We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in evolving industries such as the travel service industry in the PRC. Some of the risks relate to our ability to:

•	attract and retain customers and encourage our customers to engage in repeat transactions;

•	retain our existing agreements with travel suppliers such as hotels and airlines and to expand our service offerings on satisfactory terms with our travel suppliers;

•	operate, support, expand and develop our operations, our call center, our website, and our communications and other systems;

•	diversify our sources of revenue;

•	maintain effective control of our expenses; and

•	respond to changes in our regulatory environment.

If we are not successful in addressing any or all of these risks, our business may be materially affected in an adverse manner.

The travel industry in China is seasonal.

Our business travel operations experience seasonal fluctuations, reflecting seasonal variations in demand for travel services. During the first quarter, demand for travel services generally declines in the PRC and the number of bookings flattens or decreases, in part due to a slowdown in business activity during the Chinese New Year holiday. Demand for travel services generally peaks during the second half of the year and there may be seasonal luctuations in allocations of travel services made available to us by travel suppliers. Consequently, our revenue  may fluctuate from quarter to quarter.

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

Our Common Stock is owned by a relatively small number of holders, some of whom have business relationships in the PRC. A determination by any of such holders to sell all or a substantial portion of its holdings could depress the trading price of our Common Stock.

We have not and do not anticipate paying any dividends on our Common Stock.

We have paid no dividends on our Common Stock to date and it is not anticipated that any dividends will be paid to holders of our Common Stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

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

Our Common Stock is subject to the Penny Stock Regulations

Our Common Stock and will likely be subject to the SEC's “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us and as a result we could be subject to legal action.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

For more information about penny stocks, contact the Office of Filings, Information and Consumer Services of the U.S. Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C. 20549, or by telephone at 1-800-732-0330.

The issuance of shares through our stock compensation plans may dilute the value of existing stockholders and may affect the market price of our stock.

Although we do not have an option or other equity-based incentive plan at present, in the future we may use stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

Risks Related to Doing Business in The People’s Republic of China

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

Our business operations take place primarily in the PRC. Because Chinese laws, regulations and policies are continually changing, our operations will face numerous risks.

Because our operations primarily take place outside of the United States and are subject to Chinese laws, regulations and policies affecting any change of Chinese laws may adversely affect our business, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations, exposure to possible expropriation or other Chinese government actions, and unsettled political conditions. These factors may have a material adverse effect on our operations or on our business, results of operations and financial condition.

China's economy differs from the economies of most developed countries in many respects, including substantial governmental regulation, development, growth rate, control of foreign exchange, significant restrictions on property rights, taxation levels, and permitted allocation of resources. While the People's Republic of China economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The government of the People's Republic of China has implemented various measures to encourage economic development and guide the allocation of resources, which may or may not achieve the desired results or stated goals. Some of these measures may benefit the overall economy of People's Republic of China, but may also have a negative effect on us or on the economy in general. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the government of the People's Republic of China has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in the People’s Republic of China, which could adversely affect our results of operations and financial condition.

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

We face economic risks in doing business in the PRC.

As a developing nation, the PRC's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of the PRC could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

Any slowdown of economic growth in the PRC could have a negative effect on our business. There can be no assurance that the growth of the economy in the PRC will continue or that any slowdown will not have a negative effect on our business.

Our online business relies on the existence of an adequate  telecommunications infrastructure for continued growth of China's internet market.

Although private sector Internet service providers currently exist in the PRC, almost all access to the Internet is maintained through a network owned by China Netcom under the regulatory supervision of China's Ministry of Information Industry. In addition, the national networks in the PRC connect to the Internet through a government-controlled international gateway. This international gateway is the only channel through which a domestic Chinese user can connect to the international Internet network. We rely on this infrastructure and China Netcom to provide data communications capacity, primarily through local telecommunications lines. We cannot assure you that this infrastructure will be further developed. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure. The Internet infrastructure in the PRC may not support the demands associated with continued growth in Internet usage.

We may suffer currency exchange losses if the Renminbi depreciates relative to the U.S. Dollar.

 Our reporting currency is the U.S. dollar. However, a substantial portion of our assets and revenues are denominated in the Chinese currency, Renminbi, commonly referred to as RMB. Our assets and revenues expressed in our U.S. dollar financial statements will decline in value of the Renminbi depreciates relative to the U.S. dollar. Any such depreciation could adversely affect the market price of our Common Stock. Very limited hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations and we do not intend to engage in any such transactions. In addition, our currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert Renminbi into U.S. Dollars.

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

In 1982, the National Peoples Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws  that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the Peoples Republic of China legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the Peoples Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. The PRC's accounting laws require that an annual "statutory audit" be performed in accordance with the PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Item 1B.            Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding Universal travel Group’s land  use rights with regard to the land that it uses  in its business.

Our principal executive offices are located at Shennan Road, Hualian Center Room 301 - 304, Shenzhen, People's Republic of China. The offices contain approximately 8,600 square feet of usable space and are subject to a lease which expires October 2010. The monthly rent payable for these offices is $5,400.

In addition to our headquarters, YZL  maintains offices at the locations listed below which require aggregate monthly payments of $14,760.

1.	Baoan Airport Branch: BT61-62, Area B, Shenzhen Baoan Airport.
2.	Fuyong Branch: No. 129. Bai Shi Sha Blvd, Fuyong Zhen, Shenzhen City.
3.	Longhua Zhuojing Branch: No.11 Sheng Di Long Quan, Ban Ren Min Bei Road, Longhua Blvd, Shenzhen City.
4.	Xinzhou Branch: 1st Floor Business Center, Chu Tian Hotel, Hubei Building, Bin He Road, Shenzhen City.
5.	No. 2008 Shennan Road, Hua Lian Building Suite 305-309, Shenzhen City.

FOI maintains 9 offices around the Guangzhou, which aggregate monthly rental amounts to $4,430;

XGN maintains 3 offices in Xi’an and the aggregate monthly rent amounts to $707;

SLB maintains its main office in Shanghai and its monthly rent is $5,630;

SSD’s headquarters are in Shenzhen Baoan Airport and its monthly rent is $4,379.

We plan to expand our operations and lease more office space in the near future.  We anticipate that our monthly rental expenses will increase to about  $50,000, including the rentals for our TRIPEASY Travel Service Kiosks.

Item 3.   Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities.

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “UTVG.OB”. Prior to August 21, 2006, the date we changed our name from TAM of Henderson, Inc. to Universal Travel Group, our Common Stock was quoted under the symbol "TMHN.OB".

The prices set forth below reflect the quarterly high and low bid price information for shares of our Common Stock for the periods indicated. These quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Calendar Quarter	Low Bid	High Bid
2007 First Quarter	$0.40	$1.80
2007 Second Quarter	$1.57	$3.60
2007 Third Quarter	$1.85	$4.08
2007 Fourth Quarter	$2.75	$5.72

2008 First Quarter	$1.45	$3.82
2008 Second Quarter	$1.12	$2.86
2008 Third Quarter	$0.87	$1.65
2008 Fourth Quarter	$0.45	$1.10

Holders of Securities

As of March 12, 2009, there were approximately 37 holders of record of our Common Stock, including shares held in street name by brokerage firms.  The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the Common Stock have no preemptive rights and  no right to convert their Common Stock into any other securities.  There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Dividends

We have not declared or paid any cash dividends on our Common Stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on our Common Stock and we do not believe that there are any that are likely to do so in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

In January 2007,  we adopted the Universal Travel Group 2007 Equity Incentive Plan. In the first quarter of 2007, we issued 3,770,000 shares of our Common Stock pursuant to the Plan for services rendered from October 2, 2006, through February 28, 2007.  At the time of issuance the 3,770,000 shares were valued at $1,583,400, of which $950,040 was charged against earnings in 2006 and $633,360 was charged against earnings for 2007.

There are no longer any shares available for issuance pursuant to the Universal Travel Group 2007 Equity Incentive Plan.

During 2007 we issued options to purchase 100,000 shares to each of three newly appointed directors. The options are exercisable for a period of approximately 10 years from the date of issuance and are exercisable at prices of $1.95; $2.85 and $3.75, respectively. All three directors have to date ceased to be directors of the Company.  Accordingly, only an aggregate of options to purchase 66,666  shares of our Common Stock has vested amongst these three ex-directors.

Additionally, on June 24, 2008, we granted an option to purchase 100,000 shares of our Common Stock to our newly appointed director, Yizhao Zhang.  His option is exercisable for a period of approximately 10 years from the date of issuance and is exercisable at $1.52 per share. The option holder has no voting or dividend rights. We record the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the model at the date of grant stock option pricing.

In January 2009, we adopted the Universal Travel Group 2009 Incentive Stock Plan.  On January 20, 2009, we issued options to purchases 6,000,000 shares of Common Stock to our Chief Executive Officer, Ms. Jiangping Jiang at an exercise price of $1.28.  The remaining options to purchase 600,000 shares of Common Stock were issued on the same date to various employees at an exercise price of $0.90.  The term of each option was for 10 years.  The options vest in six annual equal installments.  However, in the event (i) the Company reports an after tax Net Income of $14,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2008, then options to purchase one-third of the shares granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options rateably, (ii)  the Company reports an after tax Net Income of $18,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2009, then options to purchase another one-third of the shares  granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options rateably and (iii) the Company reports an after tax Net Income of $22,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2010, then options to purchase another one-third of the shares granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options rateably.   As of the date of this Annual Report, all the 6,600,000 options to purchase our Common Stock under the Universal Travel Group 2009 Incentive Stock Plan have been issued and there are no longer any shares available for issuance under the said Plan.

The following table provides information as of the date hereof our outstanding equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,600,000	$1.24	0
Equity compensation plans not approved by security holders	166,666	$2.232	0
Total	166,666	$2.232	0

Warrants

On August 28, 2008, we  entered into a Securities Purchase Agreement with Access America Fund, LP, Chinamerica Fund LP, Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I. Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding, LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson (collectively, the “Buyers”) to sell to the Buyers 4,588,708 shares of Common Stock and warrants to purchase 2,294,356 shares of Common Stock for an aggregate purchase price of $7,112,500.   The Financing closed on August 29, 2008.

Each warrant has an Exercise Price of $2.71 and a term of 5 years from the date of issuance. We shall have the right at any time, on written notice given not less than forty five (45) days prior to the Redemption Date (which is the date the warrants are to be redeemed), to redeem the outstanding warrants at the Redemption Price of one cent ($.01) per share of Common Stock issuable upon exercise of the warrants, provided (i) the Market Price (as defined in the warrant) of the Common Stock shall equal or exceed $8.13 for at least thirty (30) Trading Days prior to the call for redemption by the Company, (ii) the shares of Common Stock are trading on a recognized U.S. share exchange, which shall mean the New York Stock Exchange, the American Stock Exchange or the Nasdaq Stock Market (including the Global Select, Global and Capital Markets) and (iii) we are current in all our reporting obligations under the Securities Exchange Act of 1934. All warrants must be redeemed if any warrants are redeemed.

We may only exercise the right of redemption of the warrants if a registration statement covering the sale by the holder(s) of the shares of Common Stock issuable upon exercise of the warrants is current and effective on each day in the period commencing on the first day of call for redemption and ending sixty (60) days after the Redemption Date. In the event that, at any time subsequent to the date on which the warrants are called for redemption and before the Redemption Date, the shares of Common Stock issuable upon exercise or conversion of the warrants are not subject to a current and effective registration statement, our right to call the warrants for redemption shall terminate with respect to all warrants that have not then been exercised or converted. The Redemption Date shall be postponed for two (2) Trading Days for each day after the warrants are called for redemption that the Market Price of the Common Stock is less than the $8.13; provided, however, that if the Market Price shall be less than $8.13 for ten (10) consecutive Trading Days or fifteen (15) Trading Days during the period from the date the warrants are called for redemption to the Redemption Date, our right to redeem any warrants not theretofore exercised or converted shall terminate, subject to the right of the Company to call the remaining warrants for redemption.

If we were to sell or issue Common Stock at a price which is less than the Exercise Price then in effect, or warrants, options, convertible debt or equity securities with an exercise price per share or a conversion price which is less than the Exercise Price then in effect, the Exercise Price shall be adjusted immediately thereafter so that it shall equal the price determined by multiplying the Exercise Price in effect immediately prior thereto by a fraction, the numerator of which shall be the sum of the number of shares of Common Stock outstanding immediately prior to the issuance of such additional shares and the number of shares of Common Stock which the aggregate consideration received or receivable for the issuance of such additional shares would purchase at the Exercise Price then in effect, and the denominator of which shall be the number of shares of Common Stock outstanding immediately after the issuance of such additional shares (including a pro forma adjustment as though all such options, warrants and other convertible securities had been exercised or converted). Such adjustment shall be made successively whenever such an issuance is made. An adjustment shall not result in any change in the number of shares of Common Stock issuable upon exercise of this Warrant.

Penny Stock Regulations

Our shares of Common Stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our Common Stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2008, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of our outstanding equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

The following sets forth recent sales by the Company of unregistered securities during the fiscal year ended December 31, 2008:

On February 4, 2008, we received a commitment for $3.5 million in financing from three Chinese financial institutions, namely Total Shine Group Limited, Victory High Investments Limited and Think Big Trading Limited, in exchange for 1,301,481 shares of our Common Stock, a price of $2.70 per share. The proceeds were to be used exclusively to reduce debt from past acquisitions. The funds were to be paid in three installments: $600,000 was paid upon execution of the equity financing agreement, $1,400,000 is to be paid no later than February 28, 2008 and the balance of $1,514,000 is to be paid no later than ten days after the filing of our Annual report. The first round of financing closed on February 7, 2008.  Proceeds from the first closing amounting to $599,994 were paid directly to the shareholders of  Foshan Overseas International Travel Service Co., Ltd. (FOI) to satisfy an amount due to them under a note and we issued 222,222 shares of our Common Stock to Total Shine Group Limited, Victory High Investments Limited and Think Big Trading Limited.  On May 7, 2008 we terminated the equity financing agreement with the financial institutions due to their failure to provide the remaining amounts according to the agreement.

On August 28, 2008, we entered into a Securities Purchase Agreement with Access America Fund, LP, Chinamerica Fund LP, Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I. Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding, LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson (collectively, the “Buyers”) to sell to the Buyers 4,588,708 shares of common stock, of the Company and warrants to purchase 2,294,356 shares of common stock for an aggregate purchase price of $7,112,500. Each warrant has an exercise price of $2.71 and a term of 5 years from the date of issuance.

The private placements were exempt from registration under the Securities Act under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder because the securities were offered only to nine purchasers, all of which were accredited investors, no general advertisement of the sale of securities was made, and all other requirements of the exemption were satisfied.

The following sets forth recent sales by the Company of unregistered securities during the fiscal year ending December 31, 2007:

On April 10, 2007, we, Full Power Enterprise Global Limited ("Full Power"), Shenzhen Yu Zhi Lu Aviation Service Company Limited (“YZL”), Shenzhen Speedy Dragon Enterprise Limited (“SSD”) and Song, entered into a share exchange agreement pursuant to which YZL acquired 100% of SSD in a stock and cash transaction valued at approximately US $4,000,000. Under the share exchange agreement, in exchange for his shares in SSD, Song received both stock consideration and cash consideration. The stock consideration consisted of
714,285 newly issued shares of our Common Stock.

On August 6, 2007, pursuant to a share exchange agreement, in exchange for the shares of Xi'an Golden Net Travel Serve Service Company Limited (“XGN”), we issued to the shareholders of XGN an aggregate of 151,765 shares of our Common Stock, which were divided proportionally among the shareholders in accordance with their respective ownership interests in XGN immediately before the closing of the share exchange agreement.

On August 8, 2007, pursuant to a share exchange agreement, in exchange for the shares of Shanghai Lanbao Travel Service Company Limited (“SLB”), we issued to the shareholders of SLB an aggregate of 600,000 shares of our Common Stock, which were divided proportionally among the shareholders in accordance with their respective ownership interests in SLB immediately before the closing of the share exchange agreement.

On October 29, 2007, pursuant to a share exchange agreement, in exchange for the shares of Foshan Overseas International Travel Service Co., Ltd. (“FOI”), we issued to the shareholders of FOI an aggregate of 1,122,986 shares of our Common Stock, which were divided proportionally among the shareholders in accordance with their respective ownership interests in FOI immediately before the closing of the share exchange agreement.

The shares of the our Common Stock were issued to Song and the shareholders without registration under Section 5 of the Securities Act in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. Specifically, (1) we had determined that Song and the shareholders are knowledgeable and experienced in finance and business matters and thus they are able to evaluate the risks and merits of acquiring our securities; (2) Song and the shareholders have advised us that they are able to bear the economic risk of purchasing our common stock; (3) we have provided Song the shareholders with access to the type of information normally provided in a prospectus; and (4) we did not use any form of public solicitation or general advertising in connection with the issuance of the shares.

In addition, the shares of our Common Stock were issued to Song and the shareholders without registration under Section 5 of the Securities Act, in reliance on the exemption from registration contained in Regulation S under the Securities Act.      We believe that the issuance of our Common Stock to Song and the shareholders (the "Offshore Shareholders") constituted an offshore transaction. Each of the Offshore Shareholders is a resident of China. At the time the Registrant offered to issue its shares to the Offshore Shareholders, each of the Offshore Shareholders was located in China. Furthermore, at the time we issued our Common Stock to the Offshore Shareholders, we reasonably believed that each of the Offshore Shareholders was outside the United States. As a result, we believed that these facts enable us to also rely on Regulation S for an exemption from the registration requirements of Section 5 of the Securities Act with respect to the issuances to the Offshore Shareholders.

The following sets forth recent sales by the Company of unregistered securities during the fiscal year ended December 31, 2006:

None.

No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act on the basis that they were issued under circumstances not involving a public offering.

Other than the securities mentioned above, we have not issued or sold any securities without registration for the past three years from the date of this registration statement.

Item 6. Selected Financial Data.

The following selected consolidated financial data presented below are derived from our Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein. The information set forth below is not necessarily indicative of future results and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31,

	2008	2007		2006

Gross revenues,	$76,759,411		$44,294,853	$10,013,788
Cost of services	51,555,991		29,519,012	4,594,376
Gross Profit	25,203,420		14,775,841	5,419,412

Selling, general and administrative expenses	6,128,553		3,229,526	1,353,434

Stock based compensation	207,588		945,903	950,040

Total expenses	6,336,141		4,175,429	2,303,474

Income from operations	18,867,279		10,600,412	3,115,938

Other Income (Expense)
Loss on disposal of assets	1,105		-	-
Other income	(8,402)		(25,105)	(36,383)
Interest income	(39,416)		(3,293)	(11,994)
Interest expense	106,163		80,847	2,754
Total Other Income (Expense)	59,450		52,449	(45,623)
Income before income taxes	18,807,829		10,547,963	3,161,561

Provision for income taxes	4,275,652		1,852,069	603,083
Net income	$14,532,177		$8,695,894	$2,558,478

Net income per common share
Basic	$.38		$.26	$.07
Diluted	$.37	$	. .26	$.07

Weighted average common shares outstanding
Basic	38,562,155		33.629,518	30,450,000
Diluted	38,744,392		33,779,518	30,450,000

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$16,204,531	$2,671,684
Accounts receivable, net	10,715,206	5,403,820
Other receivables and deposits, net	141,413	1,297,426
Refundable acquisition deposit	-	1,453,050
Due from shareholder	-	1,444,818
Trade deposit	6,737,521	2,650,744
Advances	438,468	616,861
Escrow deposits	762,800	-
Prepaid expenses	319,257	713,668
Total Current Assets	35,319,196	16,252,071

Property & equipment, net	273,340	127,393
Intangible assets	307,335	18,626
Goodwill	13,526,809	13,526,809
	14,107,484	13,672,828

Total Assets	$49,426,680	$29,924,899

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable – bank	$-	$1,288,554
Note payable – others	-	1,576,750
Accounts payable and accrued expenses	2,219,156	3,604,666
Customer deposits	1,047,250	1,132,886
Income tax payable	1,759,402	664,995
Total Current Liabilities	5,025,808	8,267,851

Stockholders' Equity

Common stock, $.001 par value, 70,000,000 shares authorized, 41,619,966 and 36,809,036 issued and outstanding	41,621	36,810
Additional paid in capital	15,833,368	8,601,534
Other comprehensive income	1,520,166	545,164
Statutory reserve	372,144	372,144
Retained earnings	26,633,573	12,101,396
Total Stockholders' Equity	44,400,872	21,657,048
Total Liabilities and Stockholders' Equity	$49,426,680	$29,924,899

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Universal Travel Group.  Whether those beliefs become reality will depend on many factors that are not under management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Business Overview

We are a travel services provider in the People’s Republic of China engaged in providing air ticketing and hotel booking services as well as domestic and international packaged tourism services throughout the People’s Republic of China via both the internet and customer representatives.

Under the theme "Wings towards a more colorful life", our core services revolve around travel services but we also provide  air cargo agency services through our subsidiary, SSD.

In 2007, we completed the acquisitions of SSD,  XGN, which specializes in domestic packaged tour services,  SLB, which specializes in hotel reservations and FOI, which  handles both domestic and international travel inquiries.

In 2008, we successfully integrated our packaged tours, air-ticketing and hotel reservation businesses onto our newly developed on-line platform,  which provides rich and comprehensive travel information to primarily leisure travelers.

In October 2008, we successfully rolled out our TRIPEASY Kiosks. We believe that the Kiosks are innovate self-service terminals capable of handling a full range of booking services including packaged tours through a secured built-in payment function that  accepts all major Chinese bank cards.  As of the end of fiscal year 2008, we had 20 Kiosks manufactured and operating through a pilot program, and based on the initial interest of the concept industry-wide, we plan to roll additional TRIPEASY Kiosks at selected locations.

Major Factors Affecting the Travel Industry

A variety of factors affect the travel industry in the People’s Republic of China, and we shall be discussing these together with an analysis of our results of operations and financial condition.

Some of these factors include:

(i)	Growth in the Domestic Economy and Demand for Travel Services in the People’s Republic of China.

We expect that our financial results will continue to be affected by the overall growth of the domestic economy and demand for travel services in the People’s Republic of China and internationally.

According to the statistics from the website of the National Bureau of Statistics of China, the People’s Republic of China’s gross domestic product (or “GDP”) increased from RMB13.6 trillion (US$1.7 trillion) in 2003 to RMB24.7 trillion (US$3.4 trillion) in 2007, representing a compound annual growth rate of 16%. China's GDP increased from RMB24.7 trillion (US$3.4 trillion) in 2007 to RMB30.1 trillion (US$4.3 trillion) in 2008, representing a annual growth rate of 9%. Per capita, GDP rose from RMB10,542 (US$1,273) in 2003 to RMB18,665 (US$2,559) in 2007, representing a 15% compound annual growth rate; and from 2007 to 2008, grew from RMB18,665(US$2,559) to RMB22,609(US$3,308), representing year over year growth of 21%.

Such unprecedented growth has led to a significant increase in the demand for travel services.

According to statistics from the website of the National Tourism Administration of People's Republic of China, domestic tourism expenditure grew from RMB344.2 billion (US$41.6 billion) in 2003 to RMB777.1 billion (US$106.5 billion) in 2007, representing a compound annual growth of 23%. Expenditure increased from RMB777.1 billion (US$106.5 billion) in 2007 to RMB874.9 billion (US$120.0 billion) in fiscal 2008, representing year over year growth of 12.6%.  These figures include a 1.4% year over year decline in inbound travel volume totaling $13.0 billion, which was affected by the global recession.

The number of outbound travelers (from the PRC to other countries) totaled 4.6million in 2008, an increase of 11.9% due to among other factors, the depreciation of foreign currencies versus the RMB.

According to the statistics from the website of the Civil Aviation Administration of China, domestic passenger transportation volume grew 3.3% in 2008 compared to 2007; and domestic air cargo volume grew 0.3% in 2008 versus 2007. Notably, fiscal 2008 was a period that saw several major events take hold including, but not limited to, the snow storms that battered numerous parts of the country throughout the Lunar New Year holiday period, the Tibetan political crisis, the major Sichuan earthquake and the Beijing Olympic games.  Notwithstanding the unexpected events or drastic fluctuations in the social and economic environment, we believe that demand for travel services in the People’s Republic of China should continue to increase at a healthy rate over the next several years as the overall economy and per capita income continue to grow and show improvements.

(ii)	Seasonality in the Travel Service Industry.

The domestic travel services industry is characterized by seasonal fluctuations, and accordingly, our revenue patterns may vary from quarter to quarter. Since inception, revenue generated during the latter half of each calendar year has generally been higher than in the first half, due primarily to the fact that the latter half coincides with the peak domestic business and leisure travel. However, given that the central government modifies public holiday policies from time to time, and the fact that the Lunar New Year vacation period falls on varying days each year, seasonality is subject to minor inconsistencies on a comparable year over year basis. For example, the government authorized three new 3-day public holiday period during calendar 2008 to incentive domestic travel, and has further plans to further increase holiday periods in both 2009 and 2010.  Such seasonality is difficult to discern throughout our operating history as our revenue stream has evolved and become more diversified as a result of our decision to gain scale through acquisitions, particularly over the last several years. Going forward, however, we anticipate that seasonality within our overall business will more closely relate to industry standards, as we focus more on organic growth, particularly with respect to the TRIPEASY Kiosk rollout, and less so on acquisitive expansion.

(iii)	Disruptions in the Travel Industry.

Because travel patterns are typically sensitive to inclement weather, one-time events and as previously mentioned, seasonality issues, travelers tend to modify their travel plans in advance or in many cases with minimal notice depending on the situation foreseen or unforeseen.

Examples of specific events that occurred during 2008 and hence altered travel patterns include:

•	snow storms which affected a large part of the country during the Lunar New Year Holiday period;

•	the summer Olympics in August, which led to an increase in both travel product offerings as well as hotel, airline and other travel-related pricing;

•	the major earthquakes in May 2008 and the aftermath which heavily affected travel in the Sichuan area;

•	the threat of terrorist attacks and increased security over international events, which affected our cargo agency business; and

•	a sharp downturn throughout the major international financial centers such as the United States and Europe.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the three months ended December 31, 2008 and 2007.

Revenue Segment Analysis:

	Three months ended December 31, 2008	Three months ended December 31, 2007	Increase / (Decrease)	Percentage
Revenue	$29,434,725	$17,495,408	11,939,317	68.2%
Cost of services	(19,090,311)	(12,099,577)	(6,990,734)	57.8%
Gross Profit	10,344,414	5,395,831	4,948,583	91.7%
Selling, General and Administration	(2,103,832)	(1,007,119)	(1,096,713)	108.9%
Stock based compensation	(51,786)	(312,543)	260,757	-83.4%
Income from operations	8,188,796	4,076,169	4,112,627	100.9%
Other income	(1,461)	25,105	(26,566)	-105.8%
Interest income	17,535	(14,490)	32,025	-221.0%
Interest expenses	(27,638)	(38,123)	10,485	-27.5%
Provision for income taxes	(1,850,938)	(724,763)	(1,126,175)	155.4%
Net income	$6,326,293	$3,323,898	3,002,395	90.3%

For the three months ended December 31, 2008:

	Air- ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage of Revenue (%)	Travel	Percentage of Revenue (%)	Total
Revenue	5,082,405	17.3%	2,417,551	8.2%	3,775,754	12.8%	18,159,015	61.7%	29,434,725
Cost of Services	(252,502)	1.3%	(2,087,509)	10.9%	(1,005,907)	5.3%	(15,744,393)	82.4%	(19,090,311)
Gross Profit	4,829,904	46.7%	330,042	3.2%	2,769,847	26.8%	2,414,621	23.3%	10,344,414

For the three months ended December 31, 2007:

	Air-ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage of Revenue (%)	Travel	Percentage of Revenue (%)	Total
Revenue	2,055,915	11.8%	5,081,455	29.0%	1,467,664	8.4%	8,890,374	50.8%	17,495,408
Cost of Services	(102,141)	0.8%	(3,649,736)	30.2%	(466,834)	3.9%	(7,880,866)	65.1%	(12,099,577)
Gross Profit	1,953,774	36.2%	1,431,719	26.5%	1,000,830	18.5%	1,009,508	18.8%	5,395,831

Revenue

Revenue for the three months ended December 31, 2008 was $29,434,725 compared to $17,495,408 for the same period in 2007, an increase of approximately 68.2%. This increase was primarily due to the successful integration and cross selling among our  newly diversified business segments that increased the group’s competitiveness versus our rivals, as well as an increase in public holiday periods i.e. the Chinese National Day vacation period increased from 3 days to 7 days, easing  of foreign travel restrictions on October 29, 2008 and air cargo security restrictions, reduced air fuel surcharges and a favorable year over  year comparison with respect to timing of the Lunar New Year Holiday period.

Revenue from air-ticketing was $5,082,405 for the three months ended December 31, 2008 compared to $2,055,915 for the same period last year, an increase of approximately 147.2%. Revenue generated by the air cargo agency segment for the three months ended December 31, 2008 decreased 52.4% year over year to $2,417,551 from $5,081,455. Revenue generated by hotel reservations and bookings for the three month period totaled $3,775,754  versus $1,467,664, a year over increase of approximately 157.3%. Revenue generated through packaged  travel services for the three months ended December 31, 2008 was $18,159,0 15, compared to $8,890,374 3 for the same period 2007, an increase of approximately 104.3%.

Gross Profit

Gross profit for the three months ended December 31, 2008 was $10,344,414 compared to $5,395,831 for the three months ended December 31, 2007, an increase of approximately 91.7%. The increase in gross profit partially reflects then Company’s success in implementing its online strategy, an increase in packaged tour services as a percentage of overall revenue and to a lesser degree,  the rollout of our TRIPEASY Kiosks, which have relatively lower variable costs associated with it.

Gross margin for three months ended December 31, 2008 came in at 35.1% , a 430bp improvement over the 30.8% the Company posted in the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for three months ended December 31, 2008 totaled $2,103,832 compared to $1,007,119 for three months ended December 31, 2007, an increase of approximately 108.9%.

Selling, general and administrative expenses reflected 7.1% of revenue versus 5.76% last year, primarily reflecting the significant increase in year over year sales volume as well as enhanced marketing and research and development expenditure geared towards increasing brand awareness and service quality.

Stock based compensation reflects standard options issuance to U.S independent directors.  The year over year decline in interest expense to $27,638 from $38,123 reflects the decrease in bank loans outstanding.

Net Income

Net income for the three months ended December 31, 2008 grew 90.3% year over year to $6,326,293 representing 21.5% of revenue, compared to $3,323,898 or 19.0% of revenue for the three months ended December 31, 2007.

The increase in net income reflects the previously mentioned growth in our overall operating platform, continued strength within the PRC domestic tourism market and cost synergies associated with our online strategy and integration of acquired businesses.

FISCAL YEAR ENDED DECEMBER 31, 2008 AND 2007

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the fiscal year ended December 31, 2008 and same period 2007.

Revenue Segment Analysis:

	2008	2007	Increase / (Decrease)	Percentage
Revenue	$76,759,411	$44,294,853	32,464,558	73.3%
Cost of services	(51,555,991)	(29,519,012)	(22,036,979)	74.7%
Gross Profit	25,203,420	14,775,841	10,427,579	70.6%
Selling, General and Administration	(6,128,553)	(3,229,526)	(2,899,027)	89.8%
Stock based compensation	(207,588)	(945,903)	738,315	-78.1%
Income from operations	18,867,279	10,600,412	8,266,867	78.0%
Other income	(7,297)	(25,105)	17,808	-70.9%
Interest income	(39,416)	(3,293)	(36,123)	1097%
Interest expenses	106,163	80,847	25,316	31.3%
Provision for income taxes	(4,275,652)	(1,852,069)	(2,423,583)	130.9%
Net income	$14,532,177	$8,695,894	5,836,283	67.1%

For the fiscal year ended December 31, 2008

	Air-ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage of Revenue (%)	Travel	Percentage of Revenue (%)	Total

Revenue	12,333,527	16.1%	10,937,573	14.2%	8,340,519	10.9%	45,147,792	58.8%	76,759,411

Cost of Services	(622,069)	1.2%	(9,347,312)	18.1%	(2,649,716)	5.1%	(38,936,894)	75.5%	(51,555,991)

Gross Profit	11,711,458	46.5%	1,590,261	6.3%	5,690,803	22.6%	6,210,898	24.6%	25,203,420

For the fiscal year ended December 31, 2007

	Air-ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage of Revenue (%)	Travel	Percentage of Revenue (%)	Total

Revenue	7,811,823	17.6%	20,687,488	46.7%	2,383,129	5.4%	13,412,412	30.3%	44,294,853

Cost of Services	(453,086)	1.5%	(16,483,027)	55.8%	(764,774)	2.6%	(11,818,125)	40.0%	(29,519,012)

Gross Profit	7,358,737	49.8%	4,204,461	28.5%	1,618,355	11.0%	1,594,287	10.8%	14,775,841

Revenue

Revenue for fiscal year 2008 totaled $76,759,411 compared to $44,294,853 in the same period last year, reflecting a year over year increase of approximately73.3%. The increase was attributable to both organic growth, as well as our expansion into, successful integration and cross selling of the Company’s newly diversified business segments related to packaged tours and hotel booking services through the acquisitions of Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

Gross Profit

Gross profit for the fiscal year 2008 was $25,203,420 compared to $14,775,841 for the fiscal year 2007, an increase of approximately 70.6%. The increase in gross profit reflects the aforementioned integration of business lines onto our online platform and higher percentage of packaged tour revenue.

Gross margin was 32.8% versus 33.4%, the decrease of which was primarily due to the acquisition of lower margin businesses in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2008 totaled $6,128,553 compared to $3,229,526 for fiscal year 2007, reflecting approximately 7.98% and 7.29% of total revenue, respectively.  The year over year increase in selling, general and administrative expenses is a result of acquisitions of  Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd. made during late 2007 and carried into 2008.

Interest expense for the year totaled $106,163 compared to $80,847 for the fiscal year 2007, an increase of approximately 31.3% as a result of a new short term bank loan that was eventually  paid off in August 2008.

Net Income

Net income was $14,532,177 or 18.9% of revenue for the fiscal year 2008, compared to $8,695,894 or 19.6% of revenue for the fiscal year 2007. The absolute an increase  reflects the overall  continued growth in most of our operating segments both on an organic and acquisitive basis.

The decrease as a percentage of revenue reflects the acquisitions of lower margin businesses as previously noted.

We believe a more meaningful comparison can be drawn by comparing results for the three months ended December 31, 2008 with the three months ended September 30, 2008 as both periods reflect full integration of the acquired hotel reservations and travel packaged services businesses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalent

Cash and liquidity needs have been funded primarily through cash flows from operations, short-term borrowings, and a private investment of equity securities. At the end of December 31, 2008, cash and cash equivalents totaled $16,204,531, while working capital, current assets of $35,319,196 less current liabilities of $5,025,808 came in at $ $30,293,388. We believe that our current liquidity profile and cash from operations, which totaled $6,765,484 will be sufficient to meet our operating needs in fiscal 2009.

Capital expenditure

Total capital expenditure for the fiscal year ended December 31, 2008 was $192,436, mainly to purchase fixed assets, such as machinery and equipment. Management may, from time to time, increase such expenditure to support new initiatives and developments such as the rollout of our  TRIPEASY Travel Service Kiosks, which management estimates could cost up to $6,000,000 should its year-end 2009 target of 600 additional Kiosks be met.

Working Capital Requirements

As previously mentioned, cash flow from operations and short term financing have been adequate to meet our cash needs and we believe this will be the case for at least the next 12 months. However, our actual working capital needs will still be dependent upon several key factors, including but not limited to, the  competitive environment, acquisition opportunities, new business development initiatives, and the availability of credit, none of which can be predicted with certainty. As a result, the need for additional capital may arise, which may require the issuance of debt or equity if necessary, assurances of which may or may not be available on terms acceptable to us.

Off Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements, have never established any special purpose entities to fulfill such obligations and have not made any debt or related commitments to other entities.

Critical Accounting Policies and Estimates

Basis of consolidation

The consolidated financial statements include the accounts of Universal Travel Group and our wholly owned subsidiaries: Shenzhen Yu Zhi Lu Aviation Service Co., Ltd, Shenzhen Speedy Dragon Enterprises Limited, Shanghai Lanbao Travel Service Co., Ltd, Xi’an Golden Net Travel Serve Services, Ltd., Foshan  Overseas International Travel Service Co. Ltd. and Full Power Enterprise Global Limited collectively referred to herein as the “Company”.  All material inter-company accounts, transactions and profits have been eliminated in consolidation.

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

Accounts receivable

We maintain reserves for potential credit losses on accounts receivable. Allowance for doubtful accounts amounted to $ 210,139 and $ 73,115 as at December 31, 2008 and 2007 respectively.

Property, plant & equipment

Property and equipment are stated at cost. Expenditure for maintenance and repairs is charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets over the estimated useful lives.

Long-lived assets

We adopted statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and the Accounting and Reporting Provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that, as of December 31,2008 there were no significant impairments of our long-lived assets.

Fair value of financial instruments

Statement of Financial Accounting Standard No. 107, disclosures about fair value of financial instruments, requires that we disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. We expense all advertising costs as incurred.

Income taxes

We utilize SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Reporting Currency and Translation

Our  functional currency is Renminbi (“RMB”); however, the reporting currency is the United States dollar ("USD"). Our assets and liabilities have been translated into dollars using the exchange rate at the  balance sheet date. The average exchange rate for the period has been used to translate revenue and expenses. Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Foreign Operations

All of the Company's operations and assets are located in the People’s Republic of China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

TABLE OF CONTENTS

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, N.Y.10005
TEL:  (212) 925-9490
FAX: (212) 226-9134
E-MAIL:  MSBCPAS@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Universal Travel Group

We have audited the accompanying balance sheets of Universal Travel Group as of December, 31 2008 and 2007, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008.

Universal Travel Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Travel group as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, N.Y.
March 3, 2009

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$16,204,531	$2,671,684
Accounts receivable, net	10,715,206	5,403,820
Other receivables and deposits, net	141,413	1,297,426
Refundable acquisition deposit	-	1,453,050
Due from shareholder	-	1,444,818
Trade deposit	6,737,521	2,650,744
Advances	438,468	616,861
Escrow deposits	762,800	-
Prepaid expenses	319,257	713,668
Total Current Assets	35,319,196	16,252,071

Property & equipment, net	273,340	127,393
Intangible assets	307,335	18,626
Goodwill	13,526,809	13,526,809
	14,107,484	13,672,828

Total Assets	$49,426,680	$29,924,899

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable – bank	$-	$1,288,554
Note payable – others	-	1,576,750
Accounts payable and accrued expenses	2,219,156	3,604,666
Customer deposits	1,047,250	1,132,886
Income tax payable	1,759,402	664,995
Total Current Liabilities	5,025,808	8,267,851

Stockholders' Equity

Common stock, $.001 par value, 70,000,000 shares authorized, 41,619,966 and 36,809,036 issued and outstanding	41,621	36,810
Additional paid in capital	15,833,368	8,601,534
Other comprehensive income	1,520,166	545,164
Statutory reserve	372,144	372,144
Retained earnings	26,633,573	12,101,396
Total Stockholders' Equity	44,400,872	21,657,048
Total Liabilities and Stockholders' Equity	$49,426,680	$29,924,899

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31,

	2008	2007	2006

Gross revenues	$76,759,411	$44,294,853	$10,013,788
Cost of services	51,555,991	29,519,012	4,594,376
Gross Profit	25,203,420	14,775,841	5,419,412

Selling, general and administrative expenses	6,128,553	3,229,526	1,353,434

Stock based compensation	207,588	945,903	950,040

Total expenses	6,336,141	4,175,429	2,303,474

Income from operations	18,867,279	10,600,412	3,115,938

Other Income (Expense)
Loss on disposal of assets	1,105	-	-
Other income	(8,402)	(25,105)	(36,383)
Interest income	(39,416)	(3,293)	(11,994)
Interest expense	106,163	80,847	2,754
Total Other Income (Expense)	59,450	52,449	(45,623)
Income before income taxes	18,807,829	10,547,963	3,161,561

Provision for income taxes	4,275,652	1,852,069	603,083
Net income	$14,532,177	$8,695,894	$2,558,478

Net income per common share
Basic	$.38		$.26	$.07
Diluted	$.37	$	. .26	$.07

Weighted average common shares outstanding
Basic	38,562,155		33.629,518	30,450,000
Diluted	38,744,392		33,779,518	30,450,000

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31,

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14,532,177	$8,695,894	$2,558,478
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	72,118	88,792	48,031
Provision for doubtful accounts	137,024	42,900	-
Stock based compensation	207,588	945,903	950,040
Loss on asset disposal	1,105	-	-
(Increase) / decrease in assets:
Accounts receivable	(5,448,410)	(1,816,023)	(18,788)
Other receivable	1,156,013	(546,172)	(661,158)
Advances	178,393	1,214,697	(1,831,558)
Due from shareholder	1,444,818	747,471	642,608
Prepaid expenses	(289,026)	4,896	(26,061)
Trade deposits	(4,086,777)	(1,177,822)	(397,041)
Customer deposits	-	34,004	(15,298)
Escrow deposits	(762,800)	-	-
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(1,385,510)	(1,504,385)	76,406
Customer deposits	(85,636)	275,247	-
Income tax payable	1,094,407	97,657	106,973
Total Adjustments	(7,766,693)	(1,592,835)	(1,125,846)

Net cash provided by(used in) operating activities	6,765,484	7,103,059	1,432,632

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(192,436)	(57,930)	(60,406)
Purchase of intangibles	(316,106)	-	-
Proceeds from asset disposals	663	-	-
Acquisition deposits	1,453,050	1,428,773	(1,580,740)
Paid for acquisition – net of cash acquired	-	(10,008,642)	-
Net cash used by Investing activities	945,171	(8,637,799)	(1,641,146)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)Proceeds from bank loan – net	(1,288,554)	1,288,554	-
Proceeds of equity financing	7,712,494	-	-
Note payable – others	(1,576,750)	1,576,750	-
Net cash provided by financing activities	4,847,190	2,865,304	-
Effect of exchange rate changes on cash and cash equivalents	975,002	297,565	89,763

Net change in cash and cash equivalents	13,532,847	1,628,129	(118,751)
Cash and cash equivalents, beginning balance	2,671,684	1,043,555	1,162,306
Cash and cash equivalents, ending balance	$16,204,531	$2,671,684 $	1,043,555

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$106,163	$80,847 $	2754
Income Taxes	$3,181,245	$1,450,924	$496,110
Other non-cash transactions
Purchased Goodwill	$-	$(13,526,809)	$-
Fair value of assets purchased less cash acquired	-	(2,178,333)	-
Acquisition financed with stock issuance	-	5,696,500	-
Acquisition paid for with cash – net of acquired	$-	$(10,008,642)	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2008

	Common Stock		Additional Paid	Other Comprehensive	Retained	Statutory	Total Stockholders’
	Shares	Amount	In Capital	Income	Earnings	Reserve	Equity

Balance December 31, 2005	30,450,000	$30,450	$332,013	$14,048	$883,995	$-	$1,260,506

Foreign currency translation adjustments				89,763			89,763

Income for the year ended 12/31/2006					2,558,478		2,558,478

Balance December 31, 2006	30,450,000	30,450	332,013	103,811	3,442,473	-	3,908,747

Stock Paid for Acquisitions	2,589,036	2,590	5,593,910				5,696,500

Foreign currency translation adjustments				441,353			441,353

Stock Based Compensation	3,770,000	3,770	1,579,630				1,583,400

Warrants issued			995,981				995,981

Reflect acquisition						335,173	335,173

Transfer to statutory reserve					(36,971)	36,971	-

Income for the year ended 12/31/2007					8,695,894		8,695,894

Balance December 31, 2007	36,809,036	36,810	8,601,534	545,164	12,101,396	372,144	21,657,048

Foreign currency translation adjustments				975,002			975,002

Forfeited options			(683,437)				(683,437)

Stock Based Compensation			207,588				207,588

Equity	222,222	222	599,772				599,994
Financings	4,588,708	4,589	7,107,911				7,112,500

Warrants issued					14,532,177		14,532,177

Income for the year ended 12/31/2008

Balance December 31, 2008	41,619,966	$41,621	$15,833,368	$1,520,166	$26,633,573	$372,144	$44,400,872

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Translation Adjustment

As of December 31, 2008 and December 31, 2007 the accounts of Universal Travel Group were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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
DECEMBER 31, 2008

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $ 210,139 and $73,115 as of December 31, 2008 and December 31, 2007, respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Furniture and Fixtures	5 years
Transportation equipment	5 years
Office equipment	5 years
Leasehold Improvements	5 – 10 years

As of December 31, 2008 and 2007  Property, Plant & Equipment consist of the following:

	2008	2007
Furniture & fixture	$18,247	$18,247
Transportation equip	183,024	301,308
Office equipment	358,761	177,004
Leasehold improve	31,374	31,374
	602,085	527,933

Accumulated depreciation	(328,745)	(400,540)
	273,340	127,393

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of Statement 142, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  See Note 8, Purchase of Subsidiary, for additional information regarding goodwill.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 and December 31, 2007 there were no significant impairments of its long-lived assets.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangibles
Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The Company’s intangible assets consist primarily of map of hotels and scenic spots used for marketing purposes. These definitive lived intangible assets are being amortized over their useful lives.  Expenditures of $316,107 were capitalized in 2008 and will be amortized over a 3 year life.  The Company recorded amortization expense for definitive lived intangible assets of $8,771for the year ended December 31, 2008 and will record approximately $105,369, $105,369, and $96, 588  over the next three years, respectively .

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
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Note 3 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of December 31, 2008 and 2007 the Company had paid $6,737,521 and $2,650,744 as trade deposits respectively.

The Company has entered into a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operations and providing working capital funding. As of  December 31, 2008 and 2007 the Company has advanced this company $438,468 and  $616,861 respectively.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 5 - INCOME TAXES

The Company through its subsidiary Shenzhen Yuzhilu Aviation Service Co., Ltd. is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) the Company has a statutory rate of 25%.

The following is a reconciliation of income tax expense as of December 31, 2008 and 2007.

	2008	2007

Current	$4,275,652	$1,852,069
Deferred	-	-
Total	$4,275,652	$1,852,069

 Note 6 - COMMITMENTS

The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $ 339,032 and $184,552 for years ended December 31, 2008 and 2007 respectively. The Company has future minimum lease obligations as of December 31, 2008 as follows:

2009	$242,485
2010	$110,459
2011	$16,565
2012	$14,329
2013	$14,329
Thereafter	$30,858

Total	$429,025

Pursuant to the Securities Purchase Agreement entered into on August 28, 2008, the Company and the Buyers in this Agreement entered into a Lock Up Agreement. Under the Lock-Up Agreement, the Principal Shareholder agreed that she would not sell any of the Lock-Up Shares, 5,000,000 shares of Common Stock and  options to purchase 2,000,000 shares of Common Stock, and shall not transfer such shares for twelve (12) months.

Note 7 – NOTES PAYABLE

The following table summarizes notes payable as of December 31, 2008:

Lender	Due Date	Interest Rate	Outstanding

China Construction Bank	July 29, 2008	8.55% per Annum	$-0-

On September 20, 2007, the Company entered into a share exchange agreement with Foshan Overseas International Travel Service Co.,Ltd. (“FOI”), ,and the shareholders of FOI. The shareholders of FOI received a promissory note from the Company totaling $3,153,500. The promissory note bears no interest, with a maturity date of one year. Balance at December 31, 2008 and 2007 was $-0- and  $ 1,576,750 respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

On April 10, 2007 the Company consummated the acquisition of a 100% interest in Shenzhen Speedy Dragon Enterprises Limited ("SSD") for a cash and stock transaction valued at approximately US$4 million. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 714,285 newly issued shares of the Registrant’s common stock, which were given to SSD’s sole Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $3,000,000 in cash and payable no later than the first anniversary of the Merger Transaction. The obligation to pay the cash consideration is evidenced by a interest-free promissory notes between the Registrant and  the SSD Shareholder.

SSD is engaged in the business of air freight forwarding. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of SSD.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with SFAS 94. The allocation of the purchase price is as follows:

Cash acquired	$17,800
Loans receivable	90,096
Loans shareholder	251,184
Property Plant & Equipment	22,995
Goodwill	3,630,539
Total assets acquired	4,012,614
Liabilities assumed
Accounts & Income Taxes payable	3,587
Other payable	9,026
Total	$4,000,000

The excess of purchase price over tangible assets acquired and liabilities assumed of $3,630,359 was recorded as goodwill. At the time of the acquisition no identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under SFAS 141.

Prior to the acquisition, Shenzhen Speedy Dragon Enterprises Limited prepared its financial statements under accounting principles generally accepted in the United States of America.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 8 – COMMON STOCK (CONTINUED)

On August 6, 2007 the Company consummated the acquisition of a 100% interest in Xian Golden Net Travel Serve Services, Inc. ("XGN") for a cash and stock transaction valued at approximately US$1.8 million. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 151,765 newly issued shares of the Registrant’s common stock, which were given to XGN’s Shareholders immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $1,542,000 in cash and payable no later than the first anniversary of the Merger Transaction. The obligation to pay the cash consideration is evidenced by a interest-free promissory notes between the Registrant and  the XGN’s Shareholders.

XGN is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and  the shareholders of XGN.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with SFAS 94. The allocation of the purchase price is as follows:

Cash acquired	$45,356
Accounts Receivable	142,462
Loans Shareholder	1,075,504
Property Plant & Equipment	773
Goodwill	764,895
Total assets acquired	2,028,990
Liabilities assumed
Accounts & Income Taxes payable	131,875
Other payable	97,115
Total	$1,800,000

The excess of purchase price over tangible assets acquired and liabilities assumed of $764,895 was recorded as goodwill. At the time of the acquisition no identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under SFAS 141.

Prior to the acquisition, Xian Golden Net Travel Serve Services, Inc. prepared its financial statements under accounting principles generally accepted in the United States of America.

Pursuant to a share exchange agreement, the Company issued 600,000 shares of newly issued shares of Common Stock to the former shareholders of Shanghai Lanbao Travel Services Co., Ltd. The shares were valued at $1,092,000, which was the fair value of the shares at the date of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On August 8, 2007, the Company consummated the acquisition of a 100% interest in Shanghai Lanbao Travel Services Co., Ltd. ("SLB") for a cash and stock transaction valued at approximately US$3.92 million. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 600,000 newly issued shares of the Registrant’s common stock immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $2,828,000 in cash and payable no later than the first anniversary of the Merger Transaction. The obligation to pay the cash consideration is evidenced by interest-free promissory notes between the Registrant and each of the SLB Shareholders.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 8 – COMMON STOCK (CONTINUED)

SLB is engaged in the business of real time booking of travel related products via the internet. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholders of SLB.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with SFAS 94. The allocation of the purchase price is as follows:

Cash acquired	$28,510
Accounts Receivable	1,265,352
Loans shareholders	178,665
Property Plant & Equipment	9,376
Goodwill	3,081,799
Total assets acquired	4,563,702
Liabilities assumed
Accounts & Income Taxes payable	566,809
Other payable	76,893
Total	$3,920,000

The excess of purchase price over tangible assets acquired and liabilities assumed of $3,081,799 was recorded as goodwill. At the time of the acquisition no identifiable intangibles assets existed under the contractual-legal or the seperability criterion as required under SFAS 141.

Prior to the acquisition, Shanghai Lanbao Travel Services Co., Ltd. prepared its financial statements under accounting principles generally accepted in the United States of America.

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

On September 20, 2007, the Company consummated the acquisition of a 100% interest in Foshan Overseas International Travel Service Co., Ltd. ("FOI") for a cash and stock transaction valued at approximately US$6.5 million. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 1,122,965 newly issued shares of the Registrant’s common stock, immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $3,153,000 due immediately before the completion of the Share Exchange Transaction and payable no later than the first anniversary of the Merger Transaction. The obligation to pay the cash consideration is evidenced by two interest-free promissory notes between the Registrant and each of the FOI Shareholders.

FOI is engaged in the business of domestic and international travel inquiries as well as corporate travel, offering specialized packages that include national and international air ticket booking, hotel reservations, conference center reservations and rental cars. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholders of FOI.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 8 – COMMON STOCK (CONTINUED)

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with SFAS 94. The allocation of the purchase price is as follows:

Cash acquired	$423,292
Accounts Receivable	2,204,094
Loans Shareholders	686,936
Trade Deposits	513,317
Prepaid Expenses	3,285
Property Plant & Equipment	42,244
Goodwill	6,049,576
Total assets acquired	9,922,744
Liabilities assumed
Accounts & Income Taxes payable	3,126,718
Other payable	296,026
Total	$6,500,000

The excess of purchase price over tangible assets acquired and liabilities assumed of $6,049,576 was recorded as goodwill. At the time of the acquisition no identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under SFAS 141.

Prior to the acquisition, Foshan Overseas International Travel Service Co., Ltd. prepared its financial statements under accounting principles generally accepted in the United States of America.

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
DECEMBER 31, 2008

Note 9 – STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

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

Year ended
December 31, 2008

Expected Volatility	100%
Expected term (in years)
Richard P. Randall	8.4
James Treacy	8.8
Yizhao Zhang	9.5
Expected dividends	-
Risk-free rate of return (weighted average)	2.92%

Weighted average grant-date fair value	$1.52-3.75

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to, as EITF 96-18, the Company recorded a service period expense of $207,588 for the year ending December 31, 2008.

	Total	Exercise Price	Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2007	300,000	-	-	-
Granted in 2008	100,000	-	-	-
Forfeited in 2008	(233,334)
Exercised in 2008	-	-	-	-
Outstanding, December 31, 2008	166,666	-	-	-

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 9 – STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

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

Note 10 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, at December 31, 2008 and 2007 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance December 31, 2006	103,811	103,811
Changes for year ended December 31, 2007	441,353	441,353
Balance December 31, 2007	$545,164	$545,164
Changes for year ended December 31, 2008	975,002	975,002
Balance at December 31, 2008	$1,520,166	$1,520,166

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

 Note 13 – ESCROW DEPOSITS

Pursuant to the Securities Purchase Agreement entered into On August 28, 2008, the Company agreed that it will deposit $500,000 of the proceeds in escrow to pay the fees and expenses in connection with a public relations and investor relations campaign. The Company also agreed that it engage a Chief Financial Officer who shall be fluent in English and Mandarin, who understands and has a working knowledge of United States generally accepted accounting principles, who has had significant responsibility for the preparation and filing of quarterly, annual and current reports with the SEC and who has experience working with or in United States capital market participants. The Company agreed that it would deposit $600,000 of the proceeds in escrow under the Escrow Agreement, to be released only upon the dual signatures of the CEO of the Company and the representative of the Buyers designated in the Escrow Agreement following the engagement of a Chief Financial Officer. As of December 31, 2008 $337,200 has been prepaid out of this escrow account in connection with the public and investor relations campaign for services covering a one year period. This prepayment is being amortized accordingly.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 14 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for five major business organizations (Shenzhen Yuzhilu Aviation Service Co., Ltd., Shenzhen Speedy Dragon Enterprises Limited , Shanghai Lanboa Travel Service Co., Ltd., Foshan International Travel Service Co., Ltd., and Xian Golden Net Travel Serve Services. Each of the individual operating companies corresponds to different product groups.  As required by SFAS 131 we have identified five reportable segments.

The following tables’ present summarized information by segment:

Year Ended December 31, 2008
	Shenzhen Yuzhilu Aviation Service Co., Ltd.	Shenzhen Speedy Dragon Enterprises Limited	Shanghai Lanboa Travel Service Co., Ltd.	Foshan International Travel Service Co., Ltd.	Xian Golden Net Travel Serve Services	Other	Total
Sales, net	$12,333,527	$10,937,573	$8,340,519	$27,549,267	$17,598,524	$-	$76,759,411
Cost of sales	$622,069	$9,347,312	$2,649,716	$23,942,757	$14,994,137	$-	$51,555,991
Gross profit	$11,711,458	$1,590,261	$5,690,803	$3,606,510	$2,604,387	$-	$25,203,420
Income from operations	$7,839,219	$950,170	$5,032,193	$3,176,248	$2,334,366	$(464,917)	$18,867,279
Total assets	$24,303,306	$3,075,033	$7,402,560	$5,917,701	$4,225,493	$4,502,586	$49,426,680

Year Ended December 31, 2007
Sales, net	$16,760,039	$11,739,272	$2,383,129	$4,863,423	$8,548,989	$-	$44,294,853
Cost of sales	$7,574,559	$9,631,553	$764,774	$4,250,872	$7,297,253	$-	$29,519,012
Gross profit	$9,185,480	$2,107,719	$1,618,355	$612,551	$1,251,735	$-	$14,775,841
Income from operations	$7,170,695	$1,396,464	$1,396,557	$491,187	$1,091,411	$(945,903)	$10,600,411
Total assets	$17,797,460	$2,297,301	$2,597,624	$4,414,204	$2,134,873	$683,436	$29,924,899

Year Ended December 31, 2006
Sales, net	$10,013,788	$-	$-	$-	$-	$-	$10,013,788
Cost of sales	$4,594,376	$-	$-	$-	$-	$-	$4,594,376
Gross profit	$5,419,412	$-	$-	$-	$-	$-	$5,419,412
Income from operations	$4,065,978	$-	$-	$-	$-	$(950,040	$3,115,938
Total assets	$7,563,826	$-	$-	$-	$-	$-	$7,563,826

Note 15 -   SUBSEQUENT EVENTS

On January 20, 2009, pursuant to the Securities Purchase agreement entered into on August 28, the Company enacted the Universal Travel Group 2009 Incentive Stock Option Plan entitles the grant of up to 6,600,000 shares of common stock of Universal Travel Group, par value $0.001 to certain employees of the Company either as stock or stock options, and the subsequent exercise of any stock options. Aggregate value at the grant date was $.89 per share or $5,874,000.

February 13, 2009, also pursuant to the Securities Purchase Agreement entered into on August 28, 2008, the holders of a majority of the Company’s outstanding shares of Common Stock (the “Majority Shareholders”), agreed to effect a three-for-one (3:1) reverse split (“Reverse Split”) of the Company’s issued and outstanding shares of common stock, which would decrease the number of outstanding common stock from 41,619,966 to 13,873,322.

On February 17, 2009 the Company appointed a new Chief Financial Officer, Jing Xie, pursuant to an employment agreement dated February 17, 2009 and the appointment was effective that date. The Company has received $600,000 from the proceeds of the Financing in escrow under the Escrow Agreement as a result of Mr. Xie’s engagement as the Company’s Chief Financial Officer.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment the Company’s management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of the date of this prospectus. All our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

The following table sets forth certain information concerning our directors and executive officers:

Directors and Executive Officers	Position/Title	Age

Jiangping Jiang	Chief Executive Officer, Chairman	47

Jing Xie	Secretary, Chief Financial Officer and a director	27

Hujie Gao	Vice President of Corporate Finance and a director	28

Yizhao Zhang	Director	39

Jiduan Yuan	Director	64

Lizong Wang	Director	44

Liquan Wang	Director	37

The following is a summary of the biographical information of our directors and officers:

Jiangping Jiang, 47, has been serving as our Chairwoman and Chief Executive Officer since July 12, 2006. Prior to founding the Yu Zhi Lu Aviation Service Company, in 1998, Jiangping Jiang held positions in the airline industry and in government. From 1991 to 1998, she was the manager of Shenzhen International Airlines Agency. From 1982-1991, she served as a member of the Chongqing municipal government planning committee. From 1979 to 1982, she was employed by Chengdu airport.

Jing Xie, 27,  has been serving as our director and Secretary since December 29, 2006.  From March 2005 to December 29, 2006, he served as a Deputy General Manager of Shenzhen Yu Zhi Lu Aviation Service Company Limited. Mr. Xie has a Doctor of Business Administration from People's University of China; and he graduated from Economics & Business Faculty, University of Sydney, located in Sydney, Australia, with a Bachelor of Commerce degree, major in Accounting and E-Commerce in 2005. Mr.Xie is also a member of Association of Credited Chartered Accountants.  Mr. Xie was appointed our Chief Financial Officer with effective from February 17, 2009.

Hujie Gao, 28 , has been our Vice President of Corporate Finance  since 2005. From 2002 – 2005, he was a Senior General Accountant for Hubei Da Xin Accounting firm.  Mr. Gao is experienced in many different industries, having audited several Chinese public companies, including Shandong Yanfa Industry, Lu Neng Tai Shan Group, and etc.   Mr. Gao has a Bachelor of Economics from Wuhan University.

Yizhao Zhang, 39, graduated with a Bachelor of Economic Science from Fudan University in 1992. He then participated in a Master of Science Program at Ecole des Hautes Etudes Commerciales (HEC), l’Universite de Montreal in Montreal, Canada. In 2003, he graduated with a Master of Business Administration from the State University of New York, Buffalo. Mr. Zhang is presently the Chief Financial Officer of Energroup Holdings Corp.  Prior to May 2008, he was Chief Financial Officer in Beijing and Tokyo for Asia Media Co. Ltd, a company listed on the Tokyo Stock Exchange. From May 2007 through May 2008, he was Chief Financial Officer of Shengtai Pharmaceutical Inc., an OTCBB company. From April 2006 through December 2006, he was the Deputy Chief Financial Officer of China Natural Resources, Inc., a NASDAQ-listed company and from April 2005 through April 2006, he was the vice president and senior manager in Chinawe Asset Management Consultancy Limited, a US public company which mainly manages non-performing loan assets in China. He was a financial consultant with Hendrickson Asset Management Assistance LLP from January 2004 through November 2004. Prior to that he worked as a portfolio manager and foreign exchange and common stock trader with the South Financial Service Corporation from 1993-1999.  Mr. Zhang is a Certified Public Accountant, certified by the Delaware State Board of Accountancy, member of American Institute of Certified Public Accountant (AICPA) and a Chartered Financial Analyst.

Jiduan Yuan, 64, is a postgraduate, senior economist and an expert with the China Civil Aviation. From 1965 to 1992 Mr. Yuan worked in the Guangzhou Civil Aviation Management Bureau, holding the positions of Transportation Service Director and Vice Chief Economist. From 1992 to 1999 he worked in the South Center Aviation Management Bureau, where his positions included Enterprise Management Director, Communist Committeeman and Vice President.

Lizong Wang, 44, is an experienced strategic consultant with over 10 years of experience as an independent director for numerous companies, whose expertise encompasses leadership and advisory services to business and political organizations. Currently, he serves as an independent director of the Rui De Feng Agrochemical Company, Ltd. and 3NOD Co., Ltd., the first KOSDAQ Chinese company. Since 2001, he has also been serving as Secretary General of Guangdong High Tech Industry Chamber of Commerce, Deputy Secretary General of Guangdong Private Enterprise Cultural Association, and Deputy Secretary General of Shenzhen Tax Administration. In these positions, his responsibilities include providing information, financial consulting, fundraising techniques, and investment services to more than 6,000 members.

Liquan Wang, 37, has an MBA, is a Certified Public Accountant and Senior Partner of Shenzhen Hongxin CPA. Mr. Wang is an expert in General Financial Administration and building of complete and cost effective internal control systems. He has extensive executive experience in corporate strategy, budgeting and tax administration. From August 1994 to January 1999 he served as an accountant and vice head of the financial department at Liaoning Industrial Manufacture Projecting Co., Ltd. (Shanghai Stock Exchange: 600758). From February 1999 to April 2004 he served as financial manager of Shenzhen Guisu Enterprise Development Co., Ltd. (Shanghai Stock Exchange: 600722). From May 2004 to date Mr. Wang has been a Partner of Shenzhen Hongxin CPA.

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

Save as otherwise reported above, none of our directors hold directorships in other reporting companies.

Save for Yizhao Zhang, Jiduan Yuan, Lizong Wang and Liquan Wang,  none of our directors is an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

There are no family relationships among our directors or officers.

To our knowledge, during the last five years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Audit Committee Financial Expert

Our board of directors established an audit committee in May 2007. The audit committee is responsible for (i) recommending independent accountants to the Board, (ii) reviewing our financial statements with management and the independent accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent accountants with regard to the adequacy of internal accounting controls.    Our audit committee members are Yizhao Zhang, Jiduan Yuan and Liquan Wang.

Our board of directors has determined that it has an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Yizhao Zhang. The directors who serve on the audit committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. Our Board of Directors has adopted a written charter for the Audit Committee. The Charter is not currently available on our website.

Compensation Committee

Our board of directors established a compensation committee in June 2008.

The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans. The members of the compensation committee currently are Jiduan Yuan, Lizong Wang and Liquan Wang with Liquan Wang as its chairman.

Our board of directors have adopted a written compensation committee charter.  The charter is currently not available on our website. The directors who serve on the compensation committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers.

Nominating Committee

Our board of directors established a nominating committee in June 2008.

The purpose of the nominating committee of the board of directors is to assist the board of directors in identifying and recruiting qualified individuals to become board members and select director nominees to be presented for board and/or stockholder approval. The members of the nominating committee currently are Lizong Wang, Jiduan Yang and Liquan Wang and Lizong Wang is the chairman of the nominating committee.

The directors who serve on the nominating committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. The nominating committee has a written charter. The charter is not currently available on our website. The nominating committee will consider qualified director candidates recommended by stockholders if such recommendations for director are submitted in writing to our Secretary at Universal Travel Group, 3/F Hualian Building, No. 2008 Shennan Road Central, Fulian District, Shenzhen, People’s Republic of China 518031, provided such recommendation has been made in accordance with the relevant by-laws.

At this time, no additional specific procedures to propose a candidate for consideration by the nominating committee, nor any minimum criteria for consideration of a proposed nomination to the board, have been adopted.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2008, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended
December 31, 2008 and 2007  in their capacity as such officers.  Ms. Jiang who is also the Chairwoman and director of the Company receives no additional compensation for her services in her capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jiangping Jiang Chief Executive Officer(principal executive officer)	2008 2007	$ $	9,230 9,230	$ $	1,411 1,411	— —	— —	— —	— —	— —	$ $	10,641 10,641

Hujie Gao Vice President of Corporate Finance(principal financial officer)(1)	2008 2007	$ $	5,384 5,384	$ $	461 461	— —	— —	— —	— —	— —	$ $	5,845 5,845

Jing Xie Chief Financial Officer (principal financial officer) (1)	2008 2007	$ $	11,034 7,947	$ $	849 795	— —	— —	— —	— —	— —	$ $	11,883 8,742

(1)	Mr. Jing Xie assumed the position of our Chief Financial Officer with effect from February 17, 2009 and accordingly, is our principal financial officer from that date.

Outstanding Equity Awards at 2008 Fiscal Year End

There were no option exercises or options outstanding in 2008.

Employment Agreements

Mr. Xie’s appointment as our Chief Financial Officer is set forth in an employment agreement between Mr. Xie and us dated  February 17, 2009.  Under that agreement, Mr. Xie is to receive compensation consisting of the following: (i) an  annual salary of $30,000, (ii) eligibility to receive bonus compensation and stock options or other equity-based incentives as the discretion of the compensation committee of the Board of Directors, and (iii) medical and dental insurance, (iv)social insurance.

Apart from Mr. Xie, there are no current employment agreements between the Company and its executive officers. Our executive officers have agreed to work without remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to the officer and compensate the director for participation.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies in the PRC to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Director Compensation

Mr. Yizhao Zhang’s compensation as director of the Company is set forth in an appointment letter with the Company dated June 24, 2008. He is being paid a monthly fee of $2,000. He has also been granted options to purchase a total of 100,000 shares of Common Stock of the Company, par value $0.001 at $1.52 per share. Options to purchase 33,333 shares may be exercised immediately, options to purchase an additional 33,333 shares may be exercised commencing July 1, 2009, and options to purchase the remaining 33,334 shares may be exercised commencing July 1, 2010, provided that in the case of the options to vest in 2009 and 2010 Mr. Zhang is still a director of or otherwise engaged by the Company. The options may be exercised until July 1, 2018.

The following table sets forth a summary of compensation paid to Messrs. Yizhao Zhang  during the fiscal year ended December 31, 2008:

Name	Fees earned or paid in cash	Option awards	All other compensation	Total
Yizhao Zhang	$12,000	$70,616	N/A	$82,617

On January 20, 2009, Mr. Jiduan Yuan and Mr. Lizong Wang were each granted options to purchase 100,000 shares of our Common Stock and  Mr Liquan Wang was granted options to purchase 30,000 shares of our Common Stock under the Universal Travel Group 2009 Incentive Stock Plan.  The options have an exercise price of $0.90 and a term of 10 years. The options vest in six annual equal installments.  However, in the event (i) the Company reports an after tax Net Income of $14,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2008, then options to purchase one-third of the shares granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options rateably, (ii)  the Company reports an after tax Net Income of $18,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2009, then options to purchase another one-third of the shares  granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options rateably and (iii) the Company reports an after tax Net Income of $22,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2010, then options to purchase another one-third of the shares granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his options rateably.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer  and (iv) all executive officers and directors as a group as of  March 10, 2009.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock (1)

Owner of More than 5% of Class

Common Stock	Pope Investments II LLC	4,935,484		13.86%
	5100 Poplar Avenue, Suite 805, Memphis, TN 38137

Warrant	Pope Investments II LLC	967,742	(2)
	5100 Poplar Avenue, Suite 805, Memphis, TN 38137

Directors and Executive Officers

	Jiangping Jiang	12,000,000		28.83%
Common Stock	3/F Hualian Building, No. 2008 Shennan Road Central,
	Fulian District, Shenzhen, People’s Republic of China 518031

Common Stock	Yizhao Zhang	33,333	(3)	*
	3/F Hualian Building, No. 2008 Shennan Road Central,
	Fulian District, Shenzhen, People’s Republic of China 518031

Common Stock	Jing Xie	—		—
	3/F Hualian Building, No. 2008 Shennan Road Central,
	Fulian District, Shenzhen, People’s Republic of China 518031

Common Stock	Hujie Gao	—		—
	3/F Hualian Building, No. 2008 Shennan Road Central,
	Fulian District, Shenzhen, People’s Republic of China 518031

Common Stock	Jiduan Yuan	—		—
	3/F Hualian Building, No. 2008 Shennan Road Central,
	Fulian District, Shenzhen, People’s Republic of China 518031

Common Stock	Lizong Wang	—		—
	3F Hualian Building, No. 2008 Shennan Road Central,
	Fulian District, Shenzhen, People’s Republic of China 518031

Common Stock	Liquan Wang	—		—
	3/F Hualian Building, No. 2008 Shennan Road Central,
	Fulian District, Shenzhen, People’s Republic of China 518031

	Officers and Directors as a group	12,033,333		28.89%

  *Represents less than 1%

(1)              In determining beneficial ownership of our Common Stock as of a given date, the number of shares shown includes shares of Common Stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of Common Stock owned by a person or entity on March 10, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of Common Stock outstanding on March 10, 2009 (22,112,500), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)           On August 28, 2008, we  entered into a Securities Purchase Agreement with Access America Fund, LP, Chinamerica Fund LP, Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I. Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding, LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson (collectively, the “Buyers”) to sell to the Buyers 4,588,708 shares of Common Stock and warrants to purchase 2,294,356 shares of Common Stock for an aggregate purchase price of $7,112,500.   The Financing closed on August 29, 2008. Pope Investments II LLC received 4,935,484 shares of our Common Stock and a warrant to purchase 967,742 shares of our Common Stock.  The warrant has an exercise price of $2.71 and a term of 5 years from the date of issuance.

(3)              Represents shares issuable pursuant to options which are currently exercisable. Excludes 66,667 shares of Common Stock underlying options not exercisable within 60 days of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except for the ownership of our securities, and except as set forth below, none of the directors, executive officers, holders of more than five percent of the Company’s outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect the Company.

•	In connection with the merger of our Company and Full Power, Ms. Jiang, then a shareholder of Full Power was issued 11,800,000 shares of our Common Stock; and

•
In connection with the Financing, Ms. Jiangping Jiang entered into (i) a Make Good Securities Escrow Agreement with the Company, the Buyers and Sichenzia Ross Friedman Ference LLP, as escrow agent dated August 28, 2008, (ii) an Escrow Agreement with the Company, the Buyers and Sichenzia Ross Friedman Ference LLP, as escrow agent dated August 28, 2008 and (iii) a Lock-Up Agreement dated August 28, 2008 with the Company.

Director Independence.

The OTC Bulletin Board, on which our Common Stock is currently traded, does not maintain director independence standards, however, Messrs. Zhang, Wang, Yuan and Wang qualify as independent directors under the guidelines of the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services.

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

During fiscal years 2007 and 2008, the aggregate fees which we paid to or were billed by Morgenstern, Svoboda & Baer, CPA's P.C. and Moore & Associates for professional services were as follows:

	Fiscal year ended December 31,
	2008	2007
Audit fees	$161,000	$54,000
Audit-related fees	$0	$193,000
Tax fees	$0	$0
All other fees	$0	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Footnote	Exhibit No.	Description
(1)	2.1	Agreement and Plan of Merger between TAM of Henderson, Inc. and the Company
(2)	3.1	Articles of Incorporation
(3)	3.2	By-laws
(4)	3.3	Articles of Merger between TAM of Henderson, Inc. and Company
(5)	3.4	Amended and Restated Articles of Incorporation, changing our name from Tam of Henderson, Inc. to Universal Travel Group
(6)	4.1	2007 Equity Incentive Plan
(7)	4.2	Form of Warrant
(8)	10.1	Shareholder Agreement between Registrant and Doreen E. Zimmerman
(9)	10.2	Share Purchase Agreement between Marcus Luna, Esq. representing a certain selling shareholder of Company and Xiao Jun
(10)	10.3	Agreement and Plan of Merger by and among Registrant, Full Power Enterprise Global Limited ("Full Power"), and the shareholders of Full Power.
(11)	10.4
Share Exchange Agreement among the Company, Full Power Enterprise Global Limited, Shenzhen Yu Zhi Lu Aviation Service Company Limited, Shenzhen Speedy Dragon Enterprise Limited and the  shareholders of Shenzhen Speedy Dragon Enterprise Limited

(12)	10.5
Share Exchange Agreement among Company, Shenzhen Yu Zhi Lu Aviation Service Company Limited, Xi'an Golden Net Travel Serve Service Company Limited, and the shareholders of Xi'an Golden Net Travel Serve Service Company Limited

(13)	10.6
Share Exchange Agreement among Company, Shenzhen Yu Zhi Lu Aviation Service Company Limited, Shanghai Lanbao Travel Service Company Limited, and the shareholders of Shanghai Lanbao Travel Service Company Limited

(14)	10.7	Agreement by and between Company and Richard P. Randall
(15)	10.8
Share Exchange Agreement among Company, Shenzhen Yu Zhi Lu  Aviation Service Company Limited, Foshan Overseas International  Travel Service Co., Ltd., and the shareholders of Foshan Overseas  International Travel Service Co., Ltd.

(16)	10.9	Share Exchange Agreement among Company, Shenzhen Yu Zhi Lu
		Aviation Service Company Limited, Tianjin Golden Dragon
		International Travel Service Co., Ltd., and the shareholders of
		Tianjin Golden Dragon International Travel Service Co., Ltd.,
(17)	10.10	Agreement by and between Registrant and James Treacy
(18)	10.11	Subscription Agreement by and among Company and Total Shine Group Limited, Victory High Investments and Think Big Trading Limited
(19)	10.12
 Rescission And Release Agreement by and among Company,  Shenzhen Yu Zhi Lu Aviation Service Company Limited, a wholly  owned subsidiary of Registrant, Tianjin Golden Dragon  International Travel Service Co., Ltd., and the shareholders of Tianjin Golden Dragon International Travel Service Co., Ltd

(20)	10.12	Securities Purchase Agreement dated August 28, 2008 between the Company and the Buyers
(21)	10.13	Make Good Securities Escrow Agreement dated August 28, 2008 between the Company, the Buyers, the Principal Shareholder and the Escrow Agent
(22)	10.14	Escrow Agreement dated August 28, 2008 between the Company, the Buyers, the Principal Shareholder and the Escrow Agent

(23)	10.15	Registration Rights Agreement between the Company and the Buyers dated August 28, 2009
(24)	10.16	Lock-Up Agreement between Company and the Principal Shareholder dated August 28, 2008.
(25)	21.1	List of Subsidiaries
	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 20, 2006.

(2)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10SB12G filed on September 6, 2005.

(3)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10SB12G filed on September 6, 2005.

(4)	Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 27, 2006.

(5)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 23, 2006.

(6)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-140130) declared effective on January 22, 2007.

(7)	Incorporated by reference to Exhibit 4.1 on the Company’s Current Report on Form 8-K filed on September 3, 2008.

(8)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10SB12G filed on September 6, 2005.

(9)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2006.

(10)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2006.

(11)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2007.

(12)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2007.

(13)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2007.

(14)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2007.

(15)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2007.

(16)	Incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on October 23, 2007.

(17)	Incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on December 12, 2007.

(18)	Incorporated herein by reference to Exhibit 99.1 to Company’s Current Report on Form 8-K filed on February 11, 2008.

(19)	Incorporated herein by reference to Exhibit 99.1 to Company’s Current Report on Form 8-K filed on February 15, 2008.

(20)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 3, 2008.

(21)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 3, 2008.

(22)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 3, 2008.

(23)	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 3, 2008.

(24)	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on September 3, 2008.

(25)	Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on March 31, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang
Chief Executive Officer (principal executive officer)
Date:

By:	/s/ Jing Xie
Jing Xie
Chief Financial Officer (principal accounting and financial officer)
Date:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Jiangping Jiang	March 12, 2009
By: Jiangping Jiang
Chief Executive Officer and Director
(principal executive officer)

/s/ Jing Xie	March 12, 2009
By: Jing Xie
Chief Financial Officer, Secretary and a director (principal accounting and financial officer)

/s/ Yizhao Zhang	March 12, 2009
By: Yizhao Zhang
Director

/s/ Hujie Gao	March 12, 2009
By: Hujie Gao
Vice President of Corporate Finance and a director

/s/ Liquan Wang	March 12, 2009
By: Liquan Wang
Director

/s/ Jiduan Yuan	March 12, 2009
By: Jiduan Yuan
Director

/s/ Lizong Wang	March 12, 2009
By: Lizong Wang
Director