Form 10-Q
period 2009-03-31
UNIVERSAL TRAVEL GROUP
filed 2009-05-06
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

_________________________________________________________________________
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

As of May 6, 2009, there are 13,873,969 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
.UNIVERSAL TRAVEL GROUP

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Income	F-5

Consolidated Statements of Cash Flows	F-6-7

Consolidated Statements of Stockholders’ Equity	F-8

Notes to Consolidated Financial Statements	F-9-23

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, N.Y.10005
TEL:  (212) 925-9490
FAX: (212) 226-9134
E-MAIL:  MSBCPAS@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Universal Travel Group

We have reviewed the accompanying consolidated balance sheets of Universal Travel Group, Inc. as of March 31, 2009 and the consolidated statements of operations for the three months ended March 31, 2009 and 2008 and consolidated statements of cash flows and shareholders equity for the three months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Universal Travel Group, Inc. as of December 31, 2008 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated March 3, 2009 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, N.Y.
May 2, 2009

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

	3/31/2009	12/31/2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$19,171,277	$16,204,531
Accounts receivable, net	12,913,177	10,715,206
Other ` and deposits, net	431,979	141,413
Trade deposit	4,567,822	6,737,521
Advances	438,981	438,468
Escrow deposits	162,301	762,800
Prepaid expenses	196,154	319,257
Total Current Assets	37,881,691	35,319,196

Property & equipment, net	1,473,656	273,340
Intangible assets	280,134	307,335
Goodwill	13,526,809	13,526,809
	15,280,599	14,107,484
Total Assets	$53,162,290	$49,426,680

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,912,428	$2,219,156
Customer deposits	1,405,967	1,047,250
Income tax payable	975,038	1,759,402
Total Current Liabilities	5,293,433	5,025,808

Stockholders' Equity

Common stock, $.001 par value, 70,000,000
shares authorized, 13,873,969 and 13,873,969 issued and outstanding	13,873	13,873
Additional paid in capital	16,026,116	15,861,116
Other comprehensive income	1,554,873	1,520,166
Statutory reserve	372,144	372,144
Retained earnings	29,901,851	26,633,573
Total Stockholders' Equity	47,868,857	44,400,872
Total Liabilities and Stockholders' Equity	$53,162,290	$49,426,680

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2009	2008

Gross revenues,	$17,369,678	$10,076,304
Cost of services	11,020,899	7,232,758
Gross Profit	6,348,779	2,843,546

Selling, general and administrative expenses	1,799,879	855,522

Stock based compensation	165,000	110,012

Total expenses	1,964,879	1,103,835

Income from operations	4,383,900	1,878,012

Other Income (Expense)
Loss on disposal of assets	-	(1,104)
Other income	3,828	2,874
Interest income	25,816	1,415
Interest expense	-	(36,707)
Total Other Income (Expense)	29,644	(33,522)
Income before income taxes	4,413,544	1,844,490

Provision for income taxes	1,145,266	380,625
Net income	$3,268,278	$1,463,865

Net income per common share
Basic	$.24	$.12
Diluted	$.21	$.12

Weighted average common shares outstanding
Basic	13,873,969	12,306,715
Diluted	15,640,635	12,406,715

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,268,278	$1,463,865
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	87,283	19,489
Provision for doubtful accounts	9,205	2,961
Stock based compensation	165,000	110,102
Loss on asset disposal	-	1,105
(Increase) / decrease in assets:
Accounts receivable	(2,207,176)	455,846
Other receivable	(290,566)	751,167
Advances	(513)	(24,896)
Due from shareholder	-	1,309,981
Prepaid expenses	123,103	(2,492)
Trade deposits	2,169,699	(938,405)
Escrow deposits	600,499	-
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	693,272	(343,884)
Customer deposits	358,717	(120,045)
Income tax payable	(784,364)	(311,101)
Total Adjustments	924,159	909,828

Net cash provided by(used in) operating activities	4,192,437	2,373,693

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(1,260,398)	(5,647)
Proceeds from asset disposals	-	663
Acquisition deposits	-	1,453,050
Net cash used by Investing activities	(1,260,398)	1,448,066

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)Proceeds from bank loan – net	-	(78,347)
Proceeds of equity financing	-	599,994
Note payable – others	-	(977,019)
Net cash provided by financing activities	-	(453,372)

Effect of exchange rate changes on cash and cash equivalents	34,707	351,171
Net change in cash and cash equivalents	2,966,746	3,719,558
Cash and cash equivalents, beginning balance	16,204,531	2,671,684

Cash and cash equivalents, ending balance	$19,171,277	$6,391,242

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$-	$36,707
Income Taxes	$1,929,630	$691,726

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND THE YEAR ENDED DECEMBER 31, 2008

	Common Stock		Additional Paid In Capital	Other Comprehensive Income	Retained Earnings	Statutory Reserve	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$1,520,166	$26,633,573	$372,144	$44,400,872

Foreign currency translation adjustments				34,707			34,707

Stock Based Compensation			165,000				165,000

Income for the three months ended 3/31/2009					3,268,278		3,268,278

Balance March 31, 2009	13,873,969	$13,873	$16,026,116	$1,554,873	$29,901,851	$372,144	$47,868,857

Balance December 31, 2007	12,270,326	$12,269	$8,626,075	$545,164	$12,101,396	$372,144	$21,657,048

Foreign currency translation adjustments				975,002			975,002

Forfeited options			(683,437)				(683,437)

Stock Based Compensation			207,588				207,588

Equity Financings	74,074	74	599,920				599,994
	1,529,569	1,530	7,110,970				7,112,500
Warrants issued

Income for the twelve months ended 12/31/2008					14,532,177		14,532,177

Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$1,520,166	$26,633,573	$372,144	$44,400,872

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Translation Adjustment

As of March 31, 2009 and December 31, 2008 the accounts of Universal Travel Group were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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
MARCH 31, 2009

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $ 219,344 and $210,139 as of March 31, 2009 and December 31, 2008, respectively.

Description	Balance at beginning of year	Charged to expenses	Deductions	Balance at end of period
Allowance for doubtful receivables 2008	$210,139	$9,205	$-	$219,344

Reverse Split
On March 31, 2009 the Company effected a three-for-one (3:1) reverse split of the Company’s issued and outstanding shares of common stock, decreasing the number of outstanding shares from 41,619,966 to 13,873,969. These statements have been adjusted to reflect this reverse split on a historical pro-forma basis.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Furniture and Fixtures	5 years
Transportation equipment	5 years
Office equipment	5 years
Leasehold Improvements	5 – 10 years

As of March 31, 2009 and December 31, 2008 Property, Plant & Equipment consist of the following:

	2009	2008
Furniture and fixture	$18,247	$18,247
Transportation equipment	183,024	183,024
Office equipment	1,619,159	358,761
Leasehold improve	31,374	31,374
	1,862,483	602,085
Accumulated depreciation	(388,827)	(328,745)
	$1,473,656	$273,340

Depreciation expense for the three months ended March, 31, 2009 and 2008 was $60,082 and $11,103, respectively.

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
MARCH 31, 2009

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
MARCH 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Intangibles
Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The Company’s intangible assets consist primarily of map of hotels and scenic spots used for marketing purposes. These definitive lived intangible assets are being amortized over their useful lives.  Expenditures of $316,107 were capitalized in 2008 and will be amortized over a 3 year life.  The Company recorded amortization expense for definitive lived intangible assets of $27,021 and $-0- for the three months ended March 31, 2009 and 2008, respectively. The Company will record approximately $108,804, $108,804, and $62,526 over the next three years, respectively.

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

Recent accounting pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN No. 48”). FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s financial statements.

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
MARCH 31, 2009

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

Note 3 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of March 31, 2009 and December 31, 2008 the Company had paid $4,567,822 and $6,737,520 as trade deposits respectively.

The Company has entered into a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operations and providing working capital funding. As of March 31, 2009 and December 31, 2008 the Company has advanced this company $438,979 and $438,468 respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) the Company has a statutory rate of 25%.

The following is a reconciliation of income tax expense for the three months ended March 31, 2009 and 2008.

	2009	2008

Current	$1,145,266	$380,625
Deferred	-	-
Total	$1,145,266	$380,625

 Note 6 - COMMITTMENTS

The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $ 94,937 and $83,589 for three months ended March 31, 2009 and 2008 respectively. The Company has future minimum lease obligations as of March 31, 2009 as follows:

2010	$159,410
2011	$61,988
2012	$10,939
2013	$11,185
2014	$11,185
Thereafter	$24,698

Total	$279,405

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 7 – COMMON STOCK

In January 2007 the company adopted the Universal Travel Group 2007 Equity Incentive Plan. Under the terms of this Plan the Company issued 1,256,667 shares of the Company’s stock, valued at $1,583,400, for services rendered during the period from October 2, 2006 through February 28, 2007.

Pursuant to a share exchange agreement, the Company issued 238,095 shares of newly issued shares of Common Stock to the former shareholders of Shenzhen Speedy Dragon Enterprises Limited. The shares were valued at $1,000,000, which was the fair value of the shares at the date of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On April 10, 2007 the Company consummated the acquisition of a 100% interest in Shenzhen Speedy Dragon Enterprises Limited ("SSD") for a cash and stock transaction valued at approximately US$4 million. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 238,095 newly issued shares of the Registrant’s common stock, which were given to SSD’s sole Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $3,000,000 in cash and payable no later than the first anniversary of the Merger Transaction. The obligation to pay the cash consideration is evidenced by interest-free promissory notes between the Registrant and the SSD Shareholder.

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

Pursuant to a share exchange agreement, the Company issued 50,588 shares of newly issued shares of Common Stock to the former shareholders of Xian Golden Net Travel Serve Services, Inc. The shares were valued at $258,000, which was the fair value of the shares at the date the of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 7 – COMMON STOCK (CONTINUED)

On August 6, 2007 the Company consummated the acquisition of a 100% interest in Xian Golden Net Travel Serve Services, Inc. ("XGN") for a cash and stock transaction valued at approximately US$1.8 million. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 50,588 newly issued shares of the Registrant’s common stock, which were given to XGN’s Shareholders immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $1,542,000 in cash and payable no later than the first anniversary of the Merger Transaction. The obligation to pay the cash consideration is evidenced by an interest-free promissory note between the Registrant and the XGN’s Shareholders.

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

Pursuant to a share exchange agreement, the Company issued 200,000 shares of newly issued shares of Common Stock to the former shareholders of Shanghai Lanbao Travel Services Co., Ltd. The shares were valued at $1,092,000, which was the fair value of the shares at the date of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On August 8, 2007, the Company consummated the acquisition of a 100% interest in Shanghai Lanbao Travel Services Co., Ltd. ("SLB") for a cash and stock transaction valued at approximately US$3.92 million. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 200,000 newly issued shares of the Registrant’s common stock immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $2,828,000 in cash and payable no later than the first anniversary of the Merger Transaction. The obligation to pay the cash consideration is evidenced by interest-free promissory notes between the Registrant and each of the SLB Shareholders.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 7 – COMMON STOCK (CONTINUED)

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

Pursuant to a share exchange agreement, the Company issued 374,329 shares of newly issued shares of Common Stock and a promissory note to the former shareholders of Foshan Overseas International Travel Service Co., Ltd. The shares were valued at $ 3,346,500, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On September 20, 2007, the Company consummated the acquisition of a 100% interest in Foshan Overseas International Travel Service Co., Ltd. ("FOI") for a cash and stock transaction valued at approximately US$6.5 million. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 374,329 newly issued shares of the Registrant’s common stock, immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $3,153,000 due immediately before the completion of the Share Exchange Transaction and payable no later than the first anniversary of the Merger Transaction. The obligation to pay the cash consideration is evidenced by two interest-free promissory notes between the Registrant and each of the FOI Shareholders.

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

Note 7 – COMMON STOCK (CONTINUED)

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

On August 28, 2008, Universal Travel Group (the “Company”) entered into a Securities Purchase Agreement with Access America Fund, LP, Chinamerica Fund LP, Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I. Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding, LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson (collectively, the “Buyers”) to sell to the Buyers 1,529,569 shares of common stock, par value $0.001 of the Company (“Common Stock”) and warrants to purchase 764,785 shares of Common Stock for an aggregate purchase price of $7,112,500 (the “Financing”).

Note 8 – STOCK WARRANTS, OPTIONS, AND COMPENSATION

On February 4, 2008, under the terms of an equity financing commitment, the company issued 74,074 shares of common stock at the closing price of  $8.10.  The proceeds of $599,994 were paid directly to the shareholders of Foshan Overseas International Travel Service Co, for amount due them under Note obligation of the company.

On May 7, 2007, the Company issued, to a newly appointed Board member, an option grant to purchase 33,333 shares of common stock at the closing price at $ 5.85. The exercisable period is two years from issuance. On June 23, 2008, upon resignation, Board member has forfeited all options.

On September 6, 2007, the Company issued, to a newly appointed Board member, an option grant to purchase 33,333 shares of common stock at the closing price at $ 8.55. The options are exercisable until June 1, 2017. On June 23, 2008, upon resignation, Board member has forfeited 22,222 options.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 8 – STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

On December 7, 2007, the Company issued, to another newly appointed Board member, an option grant to purchase 33,333 shares of common stock at the closing price of $ 11.25. The options are exercisable until November 1, 2017.

Stock options— The option holder has no voting or dividend rights. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the model at the date of grant stock option pricing. On May 28, 2008, upon resignation, Board member has forfeited 22,222 options.

On June 24, 2008, the Company issued, to another newly appointed Board member, an option grant to purchase 33,333 shares of common stock at the closing price of $ 4.56. The options are exercisable until July 1, 2018. Stock options-— The option holder has no voting or dividend rights. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the model at the date of grant stock option pricing.

On January 20, 2009, pursuant to the Securities Purchase agreement entered into on August 28, the Company enacted the Universal Travel Group 2009 Incentive Stock Option Plan entitles the grant of up to 2,200,000 shares of common stock of Universal Travel Group, par value $0.001 to certain employees of the Company either as stock or stock options, and the subsequent exercise of any stock options.  The options are exercisable until 1/19/2019, with a vesting period of six years. Average purchase price for the options is $3.73 per share.

			Three months ended
			March 31, 2009

Expected Volatility			87.09%
Expected term (in years)
Richard P. Randall			8.25
James Treacy			8.25
Yizhao Zhang			9.25
Jiangping Jiang			10.00
Others			10.00

Expected dividends			-
Risk-free rate of return (weighted average)			2.71%

Weighted average grant-date fair value	$ 2.77	Range	$2.67-11.25

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to, as EITF 96-18, the Company recorded a service period expense of $165,000 for the three months ending March 31, 2009.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 8 – STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2008	55,555	$4-56-11.25	8.25-9.75yrs	-
Granted in 2009	2,200,000	$2.70-3.84	10yrs	-
Exercised in 2008	-	-	-	-
Outstanding, March 31, 2009	2,255,555	-	-	-

Pursuant to the Securities Purchase Agreement entered into On August 28, 2008, the Company issued warrants to purchase 764,785 shares of Common Stock. The unit purchase price was $4.65 per Common Share and a related Warrant for the purchase of one-half a Common Share, times the number of Common Shares purchased. Market Value of the Company’s stock on August 28, 2008 was $4.05. Accordingly approximately $45,887 of the amount recorded as additional paid in capital for the transaction is attributable to the sale these warrants.  Each warrant has an Exercise Price of $8.13 and a term of 5 years from the date of issuance.

Note 9 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, at March 31, 2009  and December 31, 2008 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance December 31, 2007	545,164	545,164
Changes for year ended December 31, 2008	975,002	975,002
Balance December 31, 2008	$1,520,166	$1,520,166
Changes for three months ended March 31, 200	34,707	34,707
Balance at March 31, 2009	$1,554,873	$1,554,873

Note 10 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 11 – MAJOR CUSTOMERS AND CREDIT RISK

The Company derives a portion of its income from various Airlines. Most revenue is cleared thru IATA, a centralized reporting platform.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

 Note 12 – ESCROW DEPOSITS

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

The Company agreed that it would deposit $600,000 of the proceeds in escrow under the Escrow Agreement, to be released only upon the dual signatures of the CEO of the Company and the representative of the Buyers designated in the Escrow Agreement following the engagement of a Chief Financial Officer. During the three months ended March 31. 2009, $600,000 was released from escrow to the Company.

Note 13 -   SEGMENT INFORMATION

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

 The following tables’ present summarized information by segment:

Three Months Ended March 31, 2009
	Shenzhen Yuzhilu Aviation Service Co., Ltd.	Shenzhen Speedy Dragon Enterprises Limited	Shanghai Lanboa Travel Service Co., Ltd.	Foshan International Travel Service Co., Ltd.	Xian Golden Net Travel Serve Services	Other	Total
Sales, net	$2,751,128	$1,858,999	$2,516,831	$6,586,427	$3,656,293	$-	$17,369,678
Cost of sales	$144,579	$1,604,303	$609,416	$5,555,409	$3,107,192	$-	$11,020,899
Gross profit	$2,606,549	$254,696	$1,907,415	$1,031,018	$549,101	$-	$6,348,779
Income from operations	$1,574,790	$144,887	$1,699,296	$890,717	$495,144	$(420,934)	$4,383,900
Total assets	$28,210,039	$3,177,337	$8,294,048	$6,140,964	$4,406,897	$2,933,005	$53,162,290

Three Months Ended March 31, 2008
Sales, net	$1,428,880	$3,123,926	$612,477	$3,090,563	$1,820,458	$-	$10,076,304
Cost of sales	$73,501	$2,608,620	$194,672	$2,724,983	$1,630,982	$-	$7,232,758
Gross profit	$1,355,379	$515,305	$417,806	$365,580	$189,476	$-	$2,843,546
Income from operations	$910,360	$353,693	$343,607	$231,276	$149,087	$(110,011)	$1,878,012
Total assets	$18,019,415	$2,743,779	$2,789,517	$4,173,970	$2,211,433	$573,425	$30,511,539

Year Ended December 31, 2008
Sales, net	$12,333,527	$10,937,573	$8,340,519	$27,549,267	$17,598,524	$-	$76,759,411
Cost of sales	$622,069	$9,347,312	$2,649,716	$23,942,757	$14,994,137	$-	$51,555,991
Gross profit	$11,711,458	$1,590,261	$5,690,803	$3,606,510	$2,604,387	$-	$25,203,420
Income from operations	$7,839,219	$950.170	$5,032,193	$3,176,248	$2,334,366	$(464,917)	$18,867,729
Total assets	$24,303,306	$3,075,033	$7,402,560	$5,917,701	$4,225,493	$4,502,586	$49,426,680

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 14 -   SUBSEQUENT EVENTS

On April 14, 2009 the Company filed form 8-A to register its common stock, $0.001 par value, under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the listing of Common Stock on the NYSE Alternext US (formerly known as the American Stock Exchange LLC). The Common Stock had been registered under Section 12(g) of the Exchange Act.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

According to the statistics from the website of National Bureau of Statistics of China, in April 2009, the People’s Republic of China’s first quarter gross domestic product (or “GDP”) grew to US$960 billion(RMB6.574 trillion), representing a 6.1% growth year over year. (Source: http://gb.cri.cn/27824/2009/04/16/3785s2486459.htm)

According to the statistics from the website of National Tourism Administration of People's Republic of China in April 2009, domestic tourism spending grew to US$41.4billion (approximately RMB283.4 billion), representing a 12.9% growth year over year. (Source:  http://news.sohu.com/20090427/n263647914.shtml)

According to the statistics from the website of Civil Aviation Administration of China:

•	domestic air passenger transportation volume grew 19.1% in the first 2 months 2009 compared to 2008;

•	domestic cargo transportation volume dropped 12.2% in the first 2 months 2009 compared to 2008;

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

However, the impact of seasonal fluctuations in the travel industry is likely to have a more apparent impact on our future results.

(iii)	Disruptions in the Travel Industry.

Because the travel industry is sensitive to the weather, events and seasons, travelers tend to modify their travel plans according to such factors.

Examples of some events which affected our travel industry last year were:

•	the snow storms which affected the People’s Republic of China during the Spring Festival last year;

•	the Olympics in August 2008 which led to an increase in prices for hotels, airline and other travel-related costs and accordingly, a similar increase in travel products;
•	the earthquakes in May 2008 which affected travel in the Sichuan area;
•	the threat of terrorist attacks and increased security over international events, such as the Olympics, which affected our cargo agency business; and
•	a downturn in international economies such as in the United States.

Global events such as the widespread infection of the swine flu this year could similarly disrupt travel and affect the travel industry adversely.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31 2009 AND 2008

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for three months ended March 31, 2009 and same period 2008.

Revenue Segment Analysis

	Three months ended March 31, 2009	Three months ended March 31, 2008	Increase / (Decrease)	Percentage

Revenue	17,369,678	$10,076,304	7,293,373	72.4%

Cost of services	(11,020,899)	(7,232,758)	3,788,140	52.4%

Gross Profit	6,348,779	2,843,546	3,505,233	123.3%

Selling, General and Administrative Expenses	(1,799,879)	(855,522)	944,357	110.4%

Stock based compensation	(165,000)	(110,012)	54,988	50%

Income from operations	4,383,900	1,878,012	2,505,888	133.4%

Loss on asset disposal	-	(1,104)	(1,104)	-100%

Other income	3,828	2,874	954	33.2%

Interest income	25,816	1,415	24,401	1724.5%

Interest expenses	-	(36,707)	(36,707)	-100%

Provision for income taxes	(1,145,266)	(380,625)	764,642	200.9%

Net income	$3,268,678	$1,463,865	1,804,412	123.3%

For the three months ended March 31, 2009:

	Air-ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage of Revenue (%)	Travel	Percentage of Revenue (%)	Total
Revenue	2,751,128	15.8%	1,858,998	10.7%	2,516,831	14.5%	10,242,721	59.0%	17,369,678
Cost of Services	(144,579)	1.3%	(1,604,302)	14,6%	(609,416)	5.5%	(8,662,602)	78.6%	(11,020,899)
Gross Profit	2,606,549	41.1%	254,696	4%	1,907,415	30.0%	1,580,119	24.9%	6,348,779

For the three months ended March 31, 2008:

	Air-ticketing	Percentage of Revenue (%)	Cargo Agency	Percentage of Revenue (%)	Hotel	Percentage of Revenue (%)	Travel	Percentage of Revenue (%)	Total
Revenue	1,428,880	14.0%	3,123,926	31.0%	612,478	6.1%	4,911,020	48.7%	10,076,304
Cost of Services	73,501	1.0%	(2,608,620)	36.1%	(194,672)	2.7%	(4,355,965)	60.2%	(7,232,758)
Gross Profit	1,355,379	48.0%	515,306	18.1%	417,806	14.7%	555,055	19.5%	2,843,546

Revenue

Revenue for the three months ended March 31, 2009 were $17,369,678 compared to $10,076,304 for the same period 2008, an increase of approximately 72.4%. The increase in revenue was due to the improved weather condition in the first quarter 2009 as compared to the heavy snow storm that struck most area of China last year. The growth in revenue was further supported by the Chinese government's economic stimulus plans, the creation of new holiday policy to include a 3-day public holiday – the "April Tomb-sweeping Day", the successful introduction of our TRIPEASY Kiosks, and increased brand awareness.

Revenue from air-ticketing was $ 2,751,128 for the three months ended March 31, 2009 compared to $ 1,428,880 for the same period last year, an increase of approximately 92.5%. This increase is due to: 1) the result of our continuous search for new distribution channels and end-consumers, leading to not only an increase in club members but also an increase in our agents; 2) we formed partnerships with premium agents and obtained higher commissions from many airlines; 3) 15.3% growth of the air passenger transport industry in the previous two months, and the 19.1% increase in domestic flights.

Revenue generated by cargo agency for the three months ended March 31, 2009 was $1,858,999 compared to $3,123,926 for the same period 2008, a decrease of approximately 40.5%. This decrease is due to reduced cargo volume as a result of the global finance crisis, where the overall industry fell by 16.6%. We foresee that there will be further contraction in the domestic and international air cargo business in light of the current global economic crisis.  However we anticipate continued profitability in such a challenging environment in the short to medium term but will continually adapt and strategize to counteract the effects of such a negative environment.

Revenue generated by hotel reservation for the three months ended March 31, 2009 was $2,516,831 compared to $609,416 for the same period 2008, an increase of approximately 310.9%. This increase is due to the successful cross marketing and selling strategy within the Company's service chain, and increased brand awareness.

Revenue generated by packaged tours for the three months ended March 31, 2009 was $ 10,242,721 compared to $4,911,020  for the same period 2008, an increase of approximately 108.6%. This increase is primarily due to the tremendous growth of the domestic travel industry. First quarter travelers reached 560 million, and tourism income receipt grew by 12.9%. This was further enhanced by the successful integration within our travel service chain, expansion of businesses lines, and increased brand awareness.

Gross Profit

Gross Profit for three months ended March 31, 2009 was $6,348,779 compared to $2,843,546 for the three months ended March 31, 2008, an increase of approximately 123.3%. The increase in gross profit reflects our steady growth and profitability, and is a result of an efficient management and control of our operations by an experienced management team.

Gross profit margin for three months ended March 31, 2009 was 36.6% compared to 28.2% for three months ended March 31, 2008. This increase is primarily due to the restructuring of our major businesses segments, decreased dependence on our less profitable cargo business segment, cost reductions, and our ability to seize business opportunities in a fast developing industry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for three months ended March 31, 2009 totaled $1,799,879 compared to $855,522 for three months ended March 31, 2008, an increase of approximately 110.4%.

Selling, general and administrative expenses were approximately10.4% of revenue for three months ended March 31, 2009 as compared to 8.5% for three months ended March 31, 2008.

The increase in selling, general and administrative expenses reflects the expansion in our businesses and the increase in selling, general and administrative expenses as a percentage of revenue reflects the increased effort to increase company awareness in both our operations and capital market segments.

Stock-based compensation reflects options issued as a result of our 2009 stock option incentive plan executed on January 20, 2009.

Interest expense for three months ended March 31, 2009 totaled $0 compared to $36,707 for three months ended March 31, 2008. The decrease in interest expense reflects the fact that we paid off all our bank loans in July 2008 and our ability to manage our cash flow.

Net Income

Net income was $3,268,278 or18.8% of revenue for three months ended March 31, 2009, compared to $1,463,865 or 14.5% of revenue for three months ended March 31, 2008.

The increase in net income reflects the continued growth in our business, and the improved weather condition for travel in first quarter of 2009, compared to the heavy snow storm that struck most of China last year .

The increase in net income as a percentage of revenue is due to the change of revenue mix, where we took advantage of the booming domestic tourism industry, drove synergies with our air ticketing and hotel reservation businesses; shifted our focus away from the low margin cargo segment, and further improved cash flow management and resource allocation.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flow from operations and short-term borrowings. Cash and cash equivalents were $19,171,277 at March 31, 2009. Current assets and current liabilities as of March 31, 2009, were $37,881,691 and $5,293,433, yielding working capital of $32,588,258. We believe that the funds available to us from operations are adequate to meet our operating needs in recent future. For the three months ended March 31, 2009, net cash provided by operating activities was approximately $4,192,437, which resulted primarily from our organic operations and effective management of cash flow.

Capital expenditure

Total capital expenditure for three months ended March 31, 2009 was $1,473,656 to purchase fixed assets, primarily machinery and equipment. Management is considering a substantial increase in equipment or other supporting machinery expenditure to support the fast development and expansion of our business.  We anticipate spending about $1.4 million in the second quarter.

Working Capital Requirements

Historically, operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenue from operations to provide the necessary cash flow to meet anticipated working capital requirements for the immediate future. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, the opportunity to acquire or start-up new businesses, and the availability of credit facilities, none of which can be predicted with certainty. Due to our rapid growth and expansion, our need for additional capital may arise, and management will seek to raise capital for the maintenance and expansion of our operations through the issuance of debt or equity if necessary. There can be no assurance that such financing will be available or, if available, will be on terms acceptable to us. Future expansion will be limited by the availability of financing.

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

Based on an evaluation of our disclosure controls and procedures as of March 31, 2009, and the financial statements contained in this report, our principal executive officer and our principal financial officer have determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13A-15(F) under the Exchange Act during our quarter ended March 31, 2009, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2009

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jing Xie
Jing Xie Chief Financial Officer (Principal Financial Officer)