Form 10-Q/A
period 2009-03-31
UNIVERSAL TRAVEL GROUP
filed 2009-05-07
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

FORM 10-Q/A
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

* The Exhibit attached to this Form 10-Q/A shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2009

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jing Xie
Jing Xie Chief Financial Officer (Principal Financial Officer)