Form 10-Q
period 2009-06-30
UNIVERSAL TRAVEL GROUP
filed 2009-08-12
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 11, 2009, there are 13,680,294 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
UNIVERSAL TRAVEL GROUP
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheets	4

Consolidated Statements of Income	7-8

Consolidated Statements of Cash Flows	9

Consolidated Statements of Stockholders’ Equity	10

Notes to Consolidated Financial Statements	11-27

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route One
Broadway
Iselin, New Jersey 08830
Suite 766
732. 855.9600
New York, NY  10004

Fax:732.855.9559
212.867.1319
www.acsbco.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Universal Travel Group

We have reviewed the accompanying consolidated balance sheets of Universal Travel Group, Inc. as of June 30, 2009 and the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 and consolidated statements of cash flows and shareholders equity for the three and six months then ended. These financial statements are the responsibility of the Company's management.

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

/s/Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants

New York, N.Y.
August 10, 2009

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	6/30/2009	12/31/2008
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$18,388,175	$16,204,531
Accounts receivable, net	11,708,758	10,715,206
Other and deposits, net	67,272	141,413
Trade deposit	3,402,948	6,737,521
Advances	439,226	438,468
Escrow deposits	162,301	762,800
Prepaid expenses	279,618	319,257
Note receivable	512,430	-
Dividend receivable	2,260,981	-
Total Current Assets	37,221,709	35,319,196

Property & equipment, net	6,183,786	273,340
Intangible assets	420,718	307,335
Goodwill	9,896,270	13,526,809
	16,500,774	14,107,484

Total Assets	$53,722,483	$49,426,680

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,293,448	$2,219,156
Customer deposits	879,515	1,047,250
Income tax payable	882,555	1,759,402
Total Current Liabilities	5,055,518	5,025,808

Total liabilities	5,055,518	5,025,808

Stockholders' Equity

Common stock, $.001 par value, 70,000,000 shares authorized, 13,915,089 and 13,873,969 issued and outstanding, includes 238,095 and 0 in treasury stock	13,914	13,873
Additional paid in capital	17,081,723	15,861,116
Treasury Stock	(2,780,950)	-
Other comprehensive income	1,568,753	1,520,166
Statutory reserve	372,144	372,144
Retained earnings	32,411,381	26,633,573
Total Stockholders' Equity	48,666,965	44,400,872
Total Liabilities and Stockholders' Equity	$53,722,483	$49,426,680

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30,
(UNAUDITED)

	2009	2008

Gross revenues,	$18,405,473	$11,802,974
Cost of services	11,521,673	7,897,036
Gross Profit	6,883,800	3,905,938

Selling, general and administrative expenses	1,588,301	1,072,347

Stock based compensation	1,055,648	45,790

Total expenses	2,643,949	1,118,137
Income from operations	4,239,851	2,787,801

Other Income (Expense)
Other income	2,591	5,504
Interest income	12,358	10,307
Interest expense	-	(28,297)
Total Other Income (Expense)	14,949	(12,486)
Income before income taxes –continuing operations	4,254,800	2,775,315

Provision for income taxes	1,020,955	701,374
Net income – continuing operations	$3,233,845	$2,073,941

Income from discontinued operations	62,652	74,500
Tax on income from discontinued operations	(16,370)	(34,748)
Dividend from discontinued operations	2,260,981	-
Loss on disposition of discontinued operations	(3,031,576)	-
Net loss from discontinued operation	(724,313)	39,752

Net Income	2,509,532	2,113,693

Comprehensive Income
Net Income	2,509,532	2,113,693
Foreign currency translation gains	13,880	220,231
Total Comprehensive income	2,523,412	2,333,924

Net income per common share – continuing operations
Basic	$0.24	$.17
Diluted	$0.23	$.17
Net income per common share – discontinued operations
Basic	$(0.05)	$-
Diluted	$(0.05)	$-
Weighted average common shares outstanding
Basic	13,676,994	12,306,715
Diluted	14,122,917	12,362,271
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2009	2008

Gross revenues,	$33,916,152	$18,755,352
Cost of services	20,938,269	12,521,173
Gross Profit	12,977,883	6,234,179

Selling, general and administrative expenses	3,278,371	1,766,887

Stock based compensation	1,220,648	155,802

Total expenses	4,499,019	1,922,689
Income from operations	8,478,864	4,311,490

Other Income (Expense)
Loss on disposal of assets	-	(1,104)
Other income	6,419	8,378
Interest income	23,296	11,722
Interest expense	-	(65,004)
Total Other Income (Expense)	29,715	(46,008)
Income before income taxes –continuing operations	8,508,579	4,265,482

Provision for income taxes	2,138,151	1,007,246
Net income – continuing operations	$6,370,428	$3,258,236

Income from discontinued operations	222,416	428,822
Tax on income from discontinued operations	(44,441)	(109,501)
Dividend from discontinued operations	2,260,981	-
Loss on disposition of discontinued operations	(3,031,576)	-
Net loss from discontinued operation	(592,620)	319,321

Net Income	5,777,808	3,577,557

Comprehensive Income
Net Income	5,777,808	3,577,557
Foreign currency translation gains	48,587	571,402
Total Comprehensive income	5,826,395	4,148,95

Net income per common share – continuing operations
Basic	$.47	$.27
Diluted	$.45	$.26
Net income per common share – discontinued operations
Basic	$(0.04)	$.03
Diluted	$(0.04)	$.03
Weighted average common shares outstanding
Basic	13,676,994	12,306,715
Diluted	14,122,917	12,362,271
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,777,808	$3,577,557
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	195,997	38,877
Provision for doubtful accounts	11,005	-
Stock based compensation	1,220,647	155,802
Loss on disposition of discontinued operation	3,031,576	-
Loss on asset disposal	-	1,105
(Increase) / decrease in assets:
Accounts receivable	(2,767,660)	(1,708,372)
Other receivable	(66,628)	968,969
Advances	(758)	(39,116)
Due from shareholder	-	1,177,763
Prepaid expenses	32,779	(54,172)
Trade deposits	3,282,462	(2,122,588)
Escrow deposits	600,499	-
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1,386,871	(854,371)
Customer deposits	(167,735)	210,032
Income tax payable	(860,497)	16,216
Total Adjustments	5,898,558	(2,209,855)

Net cash provided by(used in) operating activities	11,676,366	1,367,702

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(6,076,248)	(17,063)
Purchase of intangibles	(168,955)	-
Proceeds from asset disposals	-	663
Proceeds of disposition of subsidiary – net of cash sold	(1,035,125)	-
Dividend receivable	(2,260,981)
Acquisition deposits	-	1,453,050
Net cash used by Investing activities	(9,541,309)	1,436,650

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)Proceeds from bank loan – net	-	(180,682)
Proceeds of equity financing	-	599,994
Note payable – others	-	(977,013)
Net cash provided by financing activities	-	(557,701)

Effect of exchange rate changes on cash and cash equivalents	48,587	571,402

Net change in cash and cash equivalents	2,183,644	2,818,053
Cash and cash equivalents, beginning balance	16,204,531	2,671,684
Cash and cash equivalents, ending balance	$18,388,175	$5,489,737

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$-	$28,297
Income Taxes	$3,043,089	$719,906

Net assets sold in disposition of subsidiary	$1,659,292
Goodwill attributable to sold subsidiary	3,630,539
Notes received on disposition	(512,430)
Fair value of Treasury stock received	(2,780,950)
Loss on Disposition	(3,031,576)
Cash of disposed subsidiary	$(1,035,125)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND THE YEAR ENDED DECEMBER 31, 2008

	Common Stock		Additional Paid In Capital	Other Comprehensive Income	Retained Earnings	Treasury Stock	Statutory Reserve	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$1,520,166	$26,633,573		$372,144	$44,400,872
Foreign currency translation adjustments				48,587				48,587
Stock Based Compensation – Net of warrants exercise	41,120	41	1,220,607					1,220,648
FMV Of Treasury Stock received						(2,780,950)		(2,780,950)
Income for the six months ended June 30,2009					5,777,808			5,777,808
Balance June 30, 2009	13,915,089	$13,914	$17,081,723	$1,568,753	$32,411,381	(2,780,950)	$372,144	$48,666,965
Balance December 31, 2007	12,270,326	$12,269	$8,626,075	$545,164	$12,101,396		$372,144	$21,657,048
Foreign currency translation adjustments				975,002				975,002
Forfeited options			(683,437)					(683,437)
Stock Based Compensation			207,588					207,588
Equity Financings	74,074	74	599,920					599,994
	1,529,569	1,530	7,110,970					7,112,500
Warrants issued
Income for the year ended December 31, 2008					14,532,177			14,532,177
Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$1,520,166	$26,633,573		$372,144	$44,400,872

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 1 - ORGANIZATION

Universal Travel Group was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited – BVI was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd was incorporated on March 9, 1998 under the laws of the Peoples Republic of China (PRC), Xian Golden Net Travel Serve Services Co., Ltd.  was incorporated on July 25, 2001 under the laws of the Peoples Republic of China, Xian City, Shanghai Lanbao Travel Service Co., Ltd, was established in 2002 under the laws of Shanghai China. Foshan Overseas International Travel Service Co., Ltd. was incorporated in 1990 under the laws of the Peoples Republic of China, Chongqing Universal Travel E-Commerce Co., Ltd and Shenzhen Universal Travel  Agency Co., Ltd., were both incorporated in 2009 under the laws of the People’s Republic of China.  Full Power Enterprise Global Limited owns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively the seven corporations are referred to herein as the Company.

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

Translation Adjustment

As of June 30, 2009 and December 31, 2008 the accounts of Universal Travel Group were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Travel Group and its wholly owned subsidiaries Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd., Xian Golden Net Travel Serve Services Co., Ltd., Foshan Overseas International Travel Service Co. Ltd., Chongqing Universal Travel E-Commerce Co., Ltd., Shenzhen Universal Travel  Agency Co., Ltd., and Full Power Enterprise Global Limited collectively referred to herein as the Company. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $ 221,044 and $210,139 as of June 30, 2009 and December 31, 2008, respectively.

Description	Balance at beginning of year	Charged to expenses	Deductions	Balance at end of period
Allowance for doubtful receivables 2009	$210,139	$11,005	$-	$221,044

Reverse Split

On March 31, 2009 the Company effected a three-for-one (3:1) reverse split of the Company’s issued and outstanding shares of common stock, decreasing the number of outstanding shares from 41,619,966 to 13,873,969. These statements have been adjusted to reflect this reverse split on a historical pro-forma basis.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Furniture and Fixtures	5 years
Transportation equipment	5 years
Office equipment	5 years
Leasehold Improvements	5 – 10 years

As of June 30, 2009 and December 31, 2008 Property, Plant & Equipment consist of the following:

	2009	2008
Furniture & fixture	$18,247	$18,247
Transportation equip	183,024	183,024
Office equipment	2,880,093	358,761
Leasehold improve	3,548,464	31,374
	6,629,828	602,085
Accumulated depreciation	(446,043)	(328,745)
	$6,183,786	$273,340

Depreciation expense for the six months ended June 30, 2009 and 2008 was $140,424 and $22,012, respectively.

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of Statement 142, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  See Note 7, Common Stock, for additional information regarding goodwill.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of June 30, 2009 and December 31, 2008, Goodwill consists of the following:

	6/30/2009	12/31/2008
Shenzhen Speedy Dragon Enterprises Ltd.	$-	$3,630,539
Shanghai Lanbao Travel Service Co., Ltd.	3,081,799	3,081,799
Foshan International Travel Service Co., Ltd.	6,049,576	6,049,576
Xian Golden Net Travel Serve Services Co., Ltd	764,895	764,895

	$9,896,270	$13,526,809

Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009 and December 31, 2008 there were no significant impairments of its long-lived assets.

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

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company has  four types of revenue, namely (i) air-ticketing (Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Universal Travel E-Commerce Co., Ltd.), (ii) hotel reservations (Shanghai Lanbao Travel Service Co., Ltd.), (iii) packaged tours (Foshan International Travel Service Co., Ltd., Xian Golden Net Travel Serve Services Co, Ltd. and Shenzhen Universal Travel Agency Co., Ltd.) and (iv) air cargo agency services (Shenzhen Speedy Dragon Enterprises Ltd.).

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Air-ticketing

Shenzhen Yuzhilu Aviation Service Co., Ltd (“Yuzhilu”) and Chongqing Universal Travel E-Commerce Co., Ltd.(“Chongqing") receives commissions from travel suppliers for air-ticketing under various services agreements. Commissions from air-ticketing services rendered are recognized after air tickets are issued. The Company’s revenue from such transactions is on a net basis in the consolidated statements of income as the Company, generally, does not assume inventory risks and has no obligations for cancelled air-ticket reservations.

Hotel Reservations

Shanghai Lanbao Travel Service Co., Ltd (“Shanghai Lanbao”) receives commissions from travel suppliers for hotel room reservations. Commissions from hotel reservation service rendered are recognized after hotel customers have completed their stay at the applicable hotel and upon confirmation of pending payment of the commissions by the hotel.  The Company’s revenue from such transactions is on a net basis in the consolidated statements of income as the Company, generally, does not assume inventory risks and has no obligations for cancelled hotel reservations.

Packaged Tour

Foshan International Travel Service Co., Ltd. and Xian Golden Net Travel Serve Services Co., Ltd. and Shenzhen Universal Travel Agency Co., Ltd. provide domestic and cross-border travel tour services. We contract with traffic service providers, accommodation providers and leisure service providers to purchase air tickets, train and coach tickets, accommodation and leisure or entertainment packages in bulk and then resell them to our customers with a mark-up.  We have two sources of revenue: one from payment by individual customers and the other, through group sales.  We recognize gross revenue when a tour is completed.

Air Cargo Business

Our air cargo business basically brokers air cargo spaces and resells them to local logistic companies to generate revenue. Our customers are charged based on the class and weight of goods shipped. Gross revenue is recognized upon rendering of services.

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

Statement of Cash Flows

In accordance with SFAS No. 95, Statement of Cash Flows, cash flow from the Company’s operations is based upon the local currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The Company’s intangible assets consist primarily of maps of hotels and scenic spots used for marketing purposes, CRM systems software, and organization cost of new companies. These definitive lived intangible assets are being amortized over their useful lives.  Expenditures of $168,954 and $316,107 were capitalized in 2009 and 2008 and will be amortized over a 3 year life.  The Company recorded amortization expense for definitive lived intangible assets of $53,279 and $-0- for the six months ended June 30, 2009 and 2008, respectively. The Company will record approximately $165,333, $165,333, and $100,363 over the next three years, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in the People’s Republic of China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Net Income Per Share

Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth the computation of basic and diluted earnings per share of common stock-continuing operations:

	Six months ended June 30,
	2009	2008

Basic net income per share:
Numerator:
Net income used in computing basic net income per share	$6,370,428	$3,258,236
Net income applicable to common shareholders	$6,370,428	$3,258,236

Denominator:
Weighted average common shares outstanding	13,676,994	12,306,715
Basic net income per share	$0.47	$0.27

Diluted net income per share:
Numerator:
Net income used in computing diluted net income per share	$6,370,428	$3,258,236
Net income applicable to common shareholders	$6,370,428	$3,258,236

Denominator:
Weighted average common shares outstanding	13,676,994	12,306,715
Weighted average effect of dilutive securities:
Stock warrants	445,923	55,556
Shares used in computing diluted net income per share	14,122,917	12,362,271
Diluted net income per share	$0.45	$0.26

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
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February, 2007, FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FABS Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s financial statements.

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

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s financial statements.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For accounting purposes, the company accounted for the transaction as a reverse acquisition and with Full Power Enterprises Global Limited being the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Agreement, the company was an inactive corporation with no significant assets and liabilities.

Note 3 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by airlines and deposits. As of June 30, 2009 and December 31, 2008 the Company had paid $3,402,948 and $6,737,520 as trade deposits respectively.

The Company has entered into a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operations and providing working capital funding. As of June 30, 2009 and December 31, 2008 the Company has advanced this company $439,226 and $438,468 respectively.

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

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) the Company has a statutory rate of 25%.

The following is a reconciliation of income tax expense for the six months ended June 30, 2009 and 2008.

	2009	2008

Current	$2,138,151	$1,116,747
Deferred	-	-
Total	$1,145,266	$380,625

 Note 6 - COMMITTMENTS

The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $ 147,903 and $92,297 for six months ended June 30, 2009 and 2008 respectively. The Company has future minimum lease obligations as of June 30, 2009 as follows:

2010	$146,829
2011	$63,313
2012	$12,081
2013	$11,188
2014	$10,367
Thereafter	$20,931
Total	$264,710

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 6 – COMMITMENTS (CONTINUED)

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 7 – COMMON STOCK (CONTINUED)

As of June 12, 2009, the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited. Under the term of agreement, Shenzhen Speedy Dragon Enterprises Limited returned the 714,285 pre- reserve split shares of the Company’s common stock back and agreed to return to the Company RMB 3,500,000 ($ 512,430) within one year.

The loss on disposal of Shenzhen Speedy Dragon Enterprises Ltd was as following:

Consideration	$3,293,380
Goodwill attributable to sold Shenzhen Speedy Dragon Enterprises Ltd.	(3,630,539)
Net equity of Shenzhen Speedy Dragon Ltd.	(2,694,417)
Loss on disposal	$(3,031,576)

The following table summarized the operating result of the discontinued operations for the six months ended Jun 30,  2009 and 2008 respectively:

	2009	2008

Sales	$3,631,545	$5,665,690
Cost of sales	(3,218,140)	(4,896,575)
Gross profit	413,405	769,115
Operating expenses	(190,989)	(340,293)
Income from discontinued operation before income tax	222,416	428,822
Income tax	(44,441)	(109,501)
Net Income	$177,975	$319,321

Per FASB 144, Shenzhen Speedy Dragon Enterprises Ltd is presented as discontinued operation in the income statement.

Pursuant to a share exchange agreement, the Company issued 50,588 shares of newly issued shares of Common Stock to the former shareholders of Xian Golden Net Travel Serve Services Co., Ltd. The shares were valued at $258,000, which was the fair value of the shares at the date the of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On August 6, 2007 the Company consummated the acquisition of a 100% interest in Xian Golden Net Travel Serve Services Co., Ltd.  ("XGN") for a cash and stock transaction valued at approximately US$1.8 million. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 50,588 newly issued shares of the Company’s common stock, which were given to XGN’s Shareholders immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $1,542,000 in cash and payable no later than the first anniversary of the Merger Transaction. The obligation to pay the cash consideration is evidenced by an interest-free promissory note between the Company and the XGN’s Shareholders.

XGN is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholders of XGN.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Prior to the acquisition, Xian Golden Net Travel Serve Services Co., Ltd.  prepared its financial statements under accounting principles generally accepted in the United States of America.

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

The stock consideration consisted of 200,000 newly issued shares of the Company’s common stock immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $2,828,000 in cash and payable no later than the first anniversary of the Merger Transaction. The obligation to pay the cash consideration is evidenced by interest-free promissory notes between the Company and each of the SLB Shareholders.

SLB is engaged in the business of real time booking of travel related products via the internet. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholders of SLB.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The stock consideration consisted of 374,329 newly issued shares of the Company’s common stock, immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $3,153,000 due immediately before the completion of the Share Exchange Transaction and payable no later than the first anniversary of the Merger Transaction. The obligation to pay the cash consideration is evidenced by two interest-free promissory notes between the Company and each of the FOI Shareholders.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 7 – COMMON STOCK (CONTINUED)

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

On May 7, 2007, the Company issued, to a newly appointed Board member, an option grant to purchase 33,333 shares of common stock at the closing price at $ 5.85. The exercisable period is two years from issuance. On June 23, 2008, upon resignation, the Board member has forfeited all options.

On September 6, 2007, the Company issued, to a newly appointed Board member, an option grant to purchase 33,333 shares of common stock at the closing price at $ 8.55. The options are exercisable until June 1, 2017. On June 23, 2008, upon resignation, the Board member has forfeited 22,222 options.

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
JUNE 30, 2009

Note 8 – STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

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

Six months ended
June 30, 2009

Expected Volatility	107.6%
Expected term (in years)
Richard P. Randall	7.93
James Treacy	8.35
Yizhao Zhang	9
Jiangping Jiang	9.56
Others	9.56

Expected dividends	-
Risk-free rate of return (weighted average)	1.64%

Weighted average grant-date fair value	Range $2.67-11.25

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to, as EITF 96-18, the Company recorded a service period expense of $1,220,607 for the six months ending June 30, 2009.

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2008	55,555	$4.56-11.25	7.93-9yrs	-
Granted in 2009	2,200,000	$2.70-3.84	9.56yrs	-
Exercised in 2008	-	-	-	-
Outstanding, June 30, 2009	2,255,555	-	-	-

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 9 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of June 30, 2009  and December 31, 2008 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance December 31, 2007	545,164	545,164
Changes for year ended December 31, 2008	975,002	975,002
Balance December 31, 2008	$1,520,166	$1,520,166
Changes for six months ended June 30, 2009	45,587	45,587
Balance at June 30, 2009	$1,568,753	$1,568,753

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

The Company agreed that it would deposit $600,000 of the proceeds in escrow under the Escrow Agreement, to be released only upon the dual signatures of the CEO of the Company and the representative of the Buyers designated in the Escrow Agreement following the engagement of a Chief Financial Officer. During the six months ended June 30. 2009, $600,000 was released from escrow to the Company.

Note 13 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for six major business organizations (Shenzhen Yuzhilu Aviation Service Co., Ltd. , Shanghai Lanbao Travel Service Co., Ltd., Foshan International Travel Service Co., Ltd.,  Xian Golden Net Travel Serve Services Co., Ltd, Chongqing Travel World E-Business Co., Ltd., and Shenzhen Travel World Travel Agency Co., Ltd.. Pursuant to SFAS 131, they disclose segments on a single entity basis, which in their case is the legal entity. Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd.,  hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd, packaged tours segment relates to Foshan International Travel Service Co., Ltd and Xi’an Golden Net Travel Serve Service Company Limited, and Shenzhen Travel World Travel Agency Co., Ltd.. Management monitors these segments regularly to make decisions about resources to be allocated to the segments and assess each segment’s performance. The following tables present summarized information by segment:

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 13 -   SEGMENT INFORMATION (CONTINUED)

	Air Ticketing	Hotel Reservation	Packaged Tours	Other	Total
	Six Months Ended June 30, 2009

Sales, net	$6,045,642	$5,230,975	$22,639,535	$-	$33,916,152
Cost of sales	$324,698	$1,334,528	$19,279,043	$-	$20,938,269
Gross profit	$5,720,944	$3,896,447	$3,360,492	$-	$12,977,883
Income from operations	$3,734,340	$3,480,003	$2,856,412	$(7,095,078)	$2,975,677
Total assets	$30,987,883	$9,499,533	$8,024,758	$5,210,309	$53,722,483
	Six Months Ended June 30, 2008
Sales, net	$3,365,400	$2,024,296	$13,365,656	$		$18,755,352
Cost of sales	$173,113	$699,660	$11,648,400	$		$12,521,173
Gross profit	$3,192,287	$1,324,636	$1,717,256	$		$6,234,179
Income from operations	$1,949,892	$1,132,164	$1,339,228		$(155,802)	$4,265,482
Total assets	$17,648,350	$3,721,709	$8,134,644		$2,855,697	$32,360,400

Note 14 -   SUBSEQUENT EVENTS

On July 20, 2009, the Company entered into a waiver agreement with its investors under the certain Securities Purchase Agreement dated August 28, 2008.  Pursuant to the Securities Purchase Agreement, the Company had agreed to provide certain registration rights to the investors under the Securities Act of 1933. Under the terms of waiver agreement, the investors had agreed to waive their rights to any damages and liabilities arising out of the non-registration of the Registrable Securities as of July 20, 2009.

On August 7, 2009, the Company filed a shelf registration in a Registration Statement on Form S-3 with a maximum of $50,000,000 worth of common stock for future business expansion.

Upon the Company’s adoption of EITF No. 07-05, the Company evaluated the Investor Warrants and determined that the Investor Warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05. However, On August 10, 2009, the Company entered into an Agreement to Amend Warrants with the Investors to amend the warrants sold to the Investors on August 28, 2008.  Section 7d of the warrants is amended to (i) limit the instances in which a dilutive issuance will cause an adjustment to the exercise price of the Investor warrants and (ii) eliminate the provision that correspondingly increased the number of shares underlying the Investor warrants in the event of a dilutive issuance that causes an adjustment to the exercise price. As part consideration of the Investors’ agreement  to amend the warrants,  the Company agreed to grant the Investors a cashless exercise feature to their warrants. As a result of these amendments, the Investor Warrants now qualify for the scope exception under SFAS No. 133 and, accordingly, as of June 30, 2009, are classified into the Stockholders Equity section of the Company’s balance sheet.

On August 10, 2009, the Company also entered into a Make Good Securities Escrow Supplement Agreement with its investors under that certain Securities Purchase Agreement dated August 28, 2008.  Pursuant to the Supplement Agreement, Section 1.6 of the Make Good Securities Escrow Agreement that it had executed with its Investors on August 28, 2008 is amended to exclude the effects of EITF 07-5 when determining whether the 2008 Performance Threshold and the 2009 Performance Threshold have been reached by the Company.

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

Under the theme of "Wings towards a more colorful life", our core services include tour  packaging, booking services for air tickets and hotels reservations.

In 2007, we completed the acquisition of Speedy Dragon Enterprise Limited, specializing in air cargo agency; Xi'an Golden Net Travel Serve Services Co., Ltd., specializing in travel packaged tours; Shanghai Lanbao Travel Service Co., Ltd., specializing in hotel reservations and Foshan Overseas International Travel Service Co., Ltd., a PRC-based company that handles both domestic and international travel inquiries.

In the second calendar quarter of 2009, based on the past performance of our air cargo business, as well as the market perspective of this business, we decided to  spin off our Speedy Dragon Enterprise Limited subsidiary, and as a result, exited the air cargo business. The air cargo industry had been suffering from the contraction in  manufacturing in the Pearl River Delta, and we were not competitive enough in this segment of business . We believe the spin-off was beneficial to us as it allowed us to concentrate on our core business of selling air tickets, hotel accommodations and packaged tours.

In order to seize the opportunities arising from the economic promotion by the Chinese government of the mid and western regions of the PRC, we strategically expanded our business operations into Chongqing, the metropolis of the Southwest China, and Xi’an, the metropolis of the Northwest China. We set up Chongqing Travel World E-Business Co., Ltd. to be our headquarters in that region.

We believe that these expansions will contribute to our growth in the near future.

We aim to be the foremost leading online travel services provider in the People’s Republic of China, especially in the air ticketing service, hotel booking and packaged tour providing sectors.

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

According to the statistics from the website of National Bureau of Statistics of China, in July 2009, the People’s Republic of China’s first half year gross domestic product (or “GDP”) grew to US$2.05trillion (RMB13.98trillion), representing a 7.1% growth year over year. The second quarter GDP growth rate also improved from 6.1% in the first quarter to 7.9% in the second quarter.

According to the statistics from the website of National Tourism Administration of People's Republic of China in July 2009, the People’s Republic of China’s first half year domestic tourism spending grew to US$72.9billion (approximately RMB497.9 billion), representing a 10.6% growth year over year.

According to the statistics from the website of Civil Aviation Administration of China:

•	domestic air passenger transportation volume grew 19.6% in the first half year of 2009 compared to the same period in 2008;

•	domestic cargo transportation volume dropped 3.1% in the first half year of 2009 compared to the same period in 2008;

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

However, the impact of seasonal fluctuations in the travel industry is likely to have a more apparent impact on our future results.

(iii)	Disruptions in the Travel Industry.

Because the travel industry is sensitive to the weather, events and seasons, travelers tend to modify their travel plans according to such factors.

Examples of some events which affected our travel industry last year were:

•	the snow storms which affected the People’s Republic of China during the Spring Festival last year;
•	the Olympics in August 2008 which led to an increase in prices for hotels, airline and other travel-related costs and accordingly, a similar increase in travel products;
•	the earthquakes in May 2008 which affected travel in the Sichuan area;
•	the threat of terrorist attacks and increased security over international events, such as the Olympics,; and
•	a downturn in international economies such as in the United States.

Global events such as the widespread infection of the H1N1 flu this year could similarly disrupt travel and affect the travel industry adversely.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 AND 2008

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the three months ended June 30, 2009 and 2008 respectively.

Because the Company had spun  off its Speedy Dragon Enterprise Limited subsidiary and exited the air cargo business, all numbers attributable to continuing operations in the following discussion  do not include the operating results of Speedy Dragon Enterprise Limited for the second quarter of 2009 and its historical results.

USD$	Three months ended June 30,2008	(%) of sector	Three months ended June 30,2009	(%) of sector	Increase / (Decrease)	(%)
Gross Revenues	11,802,974	100.0%	18,405,473	100.0%	6,602,499	55.9%
Air-tickets	1,936,519	16.4%	3,294,514	17.9%	1,357,995	70.1%
Hotels	1,411,818	12.0%	2,714,144	14.7%	1,302,326	92.2%
Packaged Tour	8,454,637	71.6%	12,396,815	67.4%	3,942,178	46.6%
Cost of Services	-7,897,036	100.0%	-11,521,673	100.0%	-3,624,637	45.9%
Air-tickets	-99,612	1.3%	-180,119	1.6%	-80,507	80.8%
Hotels	-504,988	6.4%	-725,113	6.3%	-220,125	43.6%
Packaged Tour	-7,292,436	92.3%	-10,616,441	92.1%	-3,324,005	45.6%
Gross Profit	3,905,938	100.0%	6,883,800	100.0%	2,977,862	76.2%
Air-tickets	1,836,907	47.0%	3,114,395	45.2%	1,277,488	69.5%
Hotels	906,830	23.2%	1,989,031	28.9%	1,082,201	119.3%
Packaged Tour	1,162,201	29.8%	1,780,374	25.9%	618,173	53.2%

SG&A	-1,072,347		-1,588,301		-515,954	48.1%
Stock based compensation	-45,790		-1,055,648		-1,009,858	2205.4%
Income from Operations	2,787,801		4,239,851		1,452,050	52.1%

Loss on disposal of assets	-		-		-
Other income	5,504		2,591		-2,913	-52.9%
Interest income	10,307		12,358		2,051	19.9%
Interest expense	-28,297		-		28,297	-100.0%
Income before income taxes	2,775,315		4,254,800		1,479,485	53.3%
Provision for income taxes	-701,374		-1,020,955		-319,581	45.6%
Net Income – continuing operations	2,073,941		3,233,854		-1,159,913	55.9%

Income from discontinued operations	74,500		62,652		-11,848	-15.9%
Tax on income from discontinued operations	-34,748		-16,370		18,378	-52.9%
Dividend from discontinued operations	-		2,260,981		2,260,981
Loss on disposition of discontinued operations	-		-3,031,576		-3,031,576
Net Loss from discontinued operation	39,752		-724,313		-764,065	-1922.1%
Net Income	2,113,693		2,509,532		395,839	18.7%

Revenue

Revenue for the three months ended June 30, 2009 was $18,405,473 compared to $11,802,974 for the same period 2008, an increase of approximately 55.9%. This increase was primarily due to the strong domestic travel demand supported by the government’s stimulus package and a long Labor Day public holiday period.   In addition, we continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from the deployment of our TRIPEASY kiosks as evidenced by the increase in usage of these kiosks.  This revenue increase was partially offset by a decrease in outbound and inbound travel as a result of the threat caused by the H1N1 flu.

Revenue from air-ticketing was $3,294,514 for the three months ended June 30, 2009 compared to $1,936,519 for the same period last year, an increase of approximately 70.1%. This increase is generally driven by the same factors mentioned above, but more specifically a result of the increased demand for air passenger transportation. We witnessed strong demand from individual travelers, but only a modest increase of business travelers during the second quarter of 2009.  We believe that this is attributable to China’s stimulation of consumption policies, and the sluggish recovery in its business sector.

Revenue from hotel reservations was $2,714,144 for the three months ended June 30, 2009 compared to $1,411,818 for the same period in 2008, an increase of approximately 99.2%. This increase is also a result of the the factors mentioned above for air tickets and the successful cross marketing of our various business segments.

Revenue from our packaged tour segment was $12,396,815 for the three months ended June 30, 2009 compared to $8,454,637 for the same period in 2008, an increase of approximately 46.6%. This increase is a result of the government’s stimulus package, cross marketing across our various business segments and a long public holiday period during the second quarter of 2009.

Cost of Services

Cost of services for the three months ended June 30, 2009 was $11,521,673 compared to $7,897,036 for the same period 2008, an increase of approximately 45.9%. This increase was in tandem with the increase in our  revenue and scale of business.

We attribute our costs of services for each segment by each subsidiary as each subsidiary is involved in a discrete segment of our overall business.

Cost of services in our air-ticketing segment was $180,119 for the three months ended June 30, 2009 compared to $99,612 for the same period last year, an increase of approximately 80.8%. This is in tandem with the increase in our air-ticketing business operated by YZL.

Cost of services in our hotel reservation segment was $725,113 for the three months ended June 30, 2009 compared to $504,988 for the same period 2008, an increase of approximately 43.6%.  This is in tandem with the increase in our hotel reservation business operated by SLB. The lower increase in cost of services compared to the increase in revenue is a result of our focus on direct sales.

Cost of services in our packaged tour segment was $10,616,441 for the three months ended June 30, 2009 compared to $7,292,436 for the same period 2008, an increase of approximately 45.6%. This is in tandem with the increase in our packaged travel businesses operated by XGN and FOI.

Gross Profit

Gross Profit for the three months ended June 30, 2009 was $6,883,800 compared to $3,905,938 for the same period 2008, an increase of approximately 76.2%. The increase in gross profit is due to the same factors contributing to the growth in revenue. The exponential growth in both our domestic air-ticketing business and hotel reservations business is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $3,114,395 for the three months ended June 30, 2009 compared to $1,836,907 for the same period last year, an increase of approximately 69.5%. As the cost of service is at a similar percentage to the revenue for the comparable period last year, this increase is in tandem with the increase in our air-ticketing business operated by YZL.

Gross profit in our hotel reservation segment was $1,989,031 for the three months ended June 30, 2009 compared to $906,830 for the same period last year, an increase of approximately 119.3%. This is in tandem with the increase in our hotel reservation business operated by SLB.

Gross profit in our packaged tour segment was $1,780,374 for the three months ended June 30, 2009 compared to $1,162,201 for the same period last year, an increase of approximately 53.2%. This is in tandem with the increase in our packaged travel businesses operated by XGN and FOI.

Gross margin for three months ended June 30, 2009 came in at 37.4%, a 4.30% improvement over the 33.1% the Company posted in the same period last year. This is the result of the Company’s departure from the less profitable air cargo agency business and its focus on direct and online sales as well as the roll out of its TRIPEASY kiosks into more regions in China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $1,588,301 for three months ended June 30, 2009 compared to $1,072,347 for same period last year, an increase of approximately 48.1%.

Selling, general and administrative expenses were approximately 8.6% of revenue for the three months ended June 30, 2009 as compared to 9.1% for the same period last year. This is a direct result of management’s efficient management of costs.

Stock-based compensation reflects standard options issuance to our independent directors as well as another 2.2 million options issued in January 20 2009 to our management team. It is the first time the management was granted options since the Company went public in July 2006. During the second quarter, the non-cash charge associated with the stock-based compensation was $1,055,648, or 5.7% of revenue.

During the second quarter, based on the past performance of our air cargo business, as well as the market’s perception of this business, we decided to spin off our Speedy Dragon Enterprise Limited subsidiary, and as a result, exited the air cargo business. The air cargo business had been under pressure from the contraction of manufacturing in the Pearl River Delta.  We decided to exit this business and concentrate on our core competence in the air-ticketing, hotel reservations and packaged tour industry. We incurred a net loss from discontinued operation of $724,313.

Net Income

Net income was 2,509,532, or 13.6% of revenues for the three months ended June 30, 2009, compared to $2,113,693 or 17.9% of revenue for the same period last year. Despite incurring a more than $1 million non-cash compensation charge and $724,313 loss due to discontinued operations, our net income still increased 18.7%, compared with the net income for the same period in 2008.

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the six months ended June 30, 2009 and 2008.

.Because  the Company had spun off its Speedy Dragon Enterprise Limited subsidiary, and exited the air cargo business, all numbers attributable to continuing operation in the following discussion do not include the operating result of Speedy Dragon Enterprise Limited for the six months ended June 30, 2009, and its historical results.

USD$	Six months ended June 30,2008	(%) of sector	Six months ended June 30,2009	(%) of sector	Increase / (Decrease)	(%)
Gross Revenues	18,755,352	100.0%	33,916,152	100.0%	15,160,800	80.8%
Air-tickets	3,365,400	17.9%	6,045,642	17.8%	2,680,242	79.6%
Hotels	2,024,296	10.8%	5,230,975	15.4%	3,206,679	158.4%
Packaged Tour	13,365,656	71.3%	22,639,535	66.8%	9,273,879	69.4%
Cost of Services	-12,521,173	100.0%	-20,938,269	100.0%	-8,417,096	67.2%
Air-tickets	-173,113	1.4%	-324,698	1.6%	-151,585	87.6%
Hotels	-699,660	5.6%	-1,334,528	6.4%	-634,868	90.7%
Packaged Tour	-11,648,400	93.0%	-19,279,043	92.1%	-7,630,643	65.5%
Gross Profit	6,234,179	100.0%	12,977,883	100.0%	6,743,704	108.2%
Air-tickets	3,192,287	51.2%	5,720,944	44.1%	2,528,657	79.2%
Hotels	1,324,636	21.2%	3,896,447	30.0%	2,571,811	194.2%
Packaged Tour	1,717,256	27.5%	3,360,492	25.9%	1,643,236	95.7%

SG&A	-1,766,887		-3,278,371		-1,511,484	85.5%
Stock based compensation	-155,802		-1,220,648		-1,064,846	683.5%
Income from Operations	4,311,490		8,478,864		4,167,374	96.7%

Loss on disposal of assets	-1,104		-		1,104
Other income	8,378		6,419		-1,959	-23.4%
Interest income	11,722		23,296		11,574	98.7%
Interest expense	-65,004		-		65,004	-100.0%
Income before income taxes	4,265,482		8,508,579		4,243,097	99.5%
Provision for income taxes	-1,007,246		-2,138,151		-1,130,905	112.3%
Net Income – continuing operations	3,258,236		6,370,428		3,112,192	95.5%

Income from discontinued operations	428,822		222,416		-206,406	-48.1%
Tax on income from discontinued operations	-109,501		-44,441		65,060	-59.4%
Dividend from discontinued operations	-		2,260,981		2,260,981
Loss on disposition of discontinued operations	-		-3,031,576		-3,031,576
Net Loss from discontinued operation	319,321		-592,620		-911,941	-285.6%
Net Income	3,577,557		5,777,808		2,200,251	61.5%

Revenue

Revenue for the six months ended June 30, 2009 was $33,916,152 compared to $18,755,352 for the same period in 2008, an increase of approximately 80.8%. This increase was primarily due to the strong domestic travel demand supported by the government’s stimulus package and a long Labor Day public holiday period.   In addition, we continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from the deployment of our TRIPEASY kiosks as evidenced by the increase in usage of these kiosks.  This revenue increase was partially offset by a decrease in outbound and inbound travel as a result of the threat caused by the H1N1 flu.

Revenue from our air-ticketing segment was $ 6,045,642 for the six months ended June 30, 2009 compared to $ 3,365,400 for the same period last year, an increase of approximately 79.6%. This increase is driven by the organic growth of YZL, and the increase in air passenger transportation. We witnessed strong demand from individual travelers, but only a modest increase in business travelers.  We believe that this is attributable to the Chinese government stimulating domestic consumption, and the sluggish recovery in the PRC’s business sector.

Revenue from our hotel reservation segment was $5,230,975 for the six months ended June 30, 2009 compared to $2,024,296 for the same period last year, an increase of approximately158.4%. Our organic growth was driven by the successful integration and the synergies among our various business segments and also the consolidation of marketing channels among the subsidiaries in major domestic cities.

Revenue from our packaged tour segment was $22,639,535 for the six months ended June 30, 2009 compared to $13,365,656 for the same period last year, an increase of approximately 69.4%. The growth in these two subsidiaries were driven by the successful integration, the synergies among segments and also the consolidation of marketing channels among the subsidiaries in major domestic cities.

Because the average price of our travel products and commission rates remained stable , we believe the greatest impact to our financial performance was from the growth of our business volume.

Cost of services

Cost of services for the six months ended June 30, 2009 was $20,938,269 compared to $12,521,173 for the same period last year, an increase of approximately 67.2%. This increase was primarily due to the increase in business in our air-ticket, hotel reservation and packaged tours.

Cost of services in our air-ticketing segment was $324,698 for the six months ended June 30, 2009 compared to $173,113 for the same period last year, an increase of approximately 87.6%. This increase is due to the growth of our ticketing business.

Cost of services in our hotel reservation segment was $1,334,528 for the six months ended June 30, 2009 compared to $699,660 for the same period last year, an increase of approximately 90.7%. This increase is a result of the acquisition and organic growth of SLB.

Cost of services in our packaged tour segment was $19,279,043 for the six months ended June 30, 2009 compared to $11,648,400 for the same period last year, an increase of approximately 65.5%. This increase is a result of the acquisition and organic growth of XGN and FOI.

Gross Profit

Gross profit for the six months ended June 30, 2009 was $12,977,883 compared to $6,234,179 for the same period last year, an increase of approximately 108.2%. The increase in gross profit reflects the aforementioned integration of business lines onto our online platform and higher percentage of packaged tour revenue.

Gross profit in air-ticketing was $5,720,944 for the six months ended June 30, 2009 compared to $3,192,287 for the same period last year, an increase of approximately 79.2%. As the cost of services is at a similar percentage of the revenue for the comparable period, this increase is similar with the increase in our air-ticketing business operated by YZL.

Gross profit in hotel reservation was $3,896,447 for the six months ended June 30, 2009 compared to $1,324,636 for the same period last year, an increase of approximately 194.2%. This is in tandem with the increase in our hotel reservation business operated by SLB.

Gross profit in packaged tour was $3,360,492 for the six months ended June 30, 2009 compared to $1,717,256 for the same period last year, an increase of approximately 95.7%. This is in tandem with the increase in our packaged travel businesses operated by XGN and FOI.

Gross margin for six months ended June 30, 2009 came in at 38.3%, a 5.1% improvement over the 33.2% the Company posted in the same period last year. This increase is mostly is due to the spin off of lower margin air cargo agency business, and the Company’s focus on direct and online sales as well as the rollout of our TRIPEASY kiosks into more regions in China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for six months ended June 30, 2009 totaled $3,278,371 compared to $1,766,887 for the same period last year, an increase of approximately 85.5%.

Selling, general and administrative expenses were approximately 9.7% of revenue for the six months ended June 30, 2009 as compared to 9.4% for the six months ended June 30, 2008. This is a direct result of management’s efficient management of costs.

Stock-based compensation reflects standard options issuance to our independent directors as well as another 2.2 million options issued in January 20 2009 to our management team. It is the first time the management was granted options since the Company went public in July 2006.  For the six months ended June 30, 2009, the non-cash charge was $1,220,648, or 3.6% of revenue.

Net Income

Net income was $5,777,808 or 17.0% of revenue for the six months ended June 30, 2009, compared to $3,577,557 or 19.1% of revenue for the same period last year. Although we incurred more than $1.2 million in non-cash compensation charge and $592,620 loss due to the discontinued operations, our net income for the first six months of 2009 still increased 61.5%, compared with that of the same period in 2008.

Our increase in both revenues and net income in the past two quarters reflects the development of the PRC domestic tourism market, and dynamics of our overall operating platform and synergies in our different business segments. Our innovative marketing mix and marketing strategies, our cost synergies of combining online services with traditional services, as well as the good integration of acquired businesses are all important factors contributing to our performance thus far. Management believes that these competitive advantages are sustainable in the long term.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $18,388,175 as of June 30, 2009. Current assets and current liabilities as of June 30, 2009, were $37,221,709 and $5,055,518 yielding working capital of $32,166,191. We believe that the funds available to us from operations are adequate to meet our operating needs in 2009. For the six months ended June 30, 2009, net cash provided by operating activities was approximately $11,676,336, which resulted primarily from our organic operations and effective management of cash flow.

Capital expenditure

Total capital expenditure for six months ended June 30, 2009 was $6,076,248 to purchase fixed assets, primarily machinery and equipment. Management may consider substantial increase in equipment or other supporting machinery expenditure to support the fast development and expansion of our business.

Working Capital Requirements

Historically, operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenue from operations to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, the opportunity to acquire or start-up new businesses, and the availability of credit facilities, none of which can be predicted with certainty. Due to our rapid growth and expansion, our need for additional capital may arise, and management will seek to raise capital for the maintenance and expansion of our operations through the issuance of debt or equity if necessary. Currently we are strategically expanding our business operations in Chongqing, the largest metropolis in Southwest China, and Xi’an, the largest metropolis in Northwest of China. To satisfy these capital needs, as well as to set up more TRIPEASY kiosks, we may incur additional capital expenditure.

We have filed a Registration Statement on  Form S-3 to register $50,000,000 worth of common stock on Aug 7, 2009. There can be no assurance that such financing will be available or, if available, will be on terms acceptable to us. Future expansion will be limited by the availability of financing. Unless otherwise indicated in a prospectus supplement, we intend to use the net proceeds from the sale of the securities under the S-3 registration for general corporate purposes, including expanding our products, and for general working capital purposes.  We may also use a portion of the net proceeds to acquire or invest in businesses and products that are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions as of the date of the S-3 registration.

Off Balance Sheet Arrangements
We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We currently do not hold or use any derivative or other financial instruments that expose us to substantial market risk and we have no foreign exchange contracts.

We are exposed to foreign exchange risk arising from fluctuations in the exchange rate between U.S. Dollars and Renminbi. Our operations are located in the People’s Republic of China and substantially all of our revenues and assets are denominated in Renminbi. Hhowever our reporting currency is the U.S. Dollar and some of our expenses are denominated in U.S. Dollars. As a result, our financial results are potentially subject to the impact of changes in value between U.S. Dollars and Renminbi. If the Renminbi depreciates relative to the U.S. Dollar, the value of our revenues, earnings and assets as reported in our financial statements will decline.

Item 4. Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in internal control over financial reporting

The Company has set up an internal control department with qualified accounting staff which directly report to the Independent Audit Committee. Management believes this would help strengthen the general internal control process. There has been no major changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There is no material legal proceeding pending against us.

Item1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Date: August 11, 2009

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jing Xie
Jing Xie Chief Financial Officer (Principal Financial Officer)