Form 10-K/A
period 2008-12-31
UNIVERSAL TRAVEL GROUP
filed 2009-10-29
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
Amendment No. 1 to

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

Table of Contents

EXPLANATORY NOTE

In this Amendment to Annual Report on Form 10-K (this “Form 10K/A”), we refer to Universal Travel Group, a Nevada corporation, as “we,” “us,” “our” or “our company.”

We are filing this Amendment to Annual Report on Form 10-K/A to amend certain disclosures in our Annual Report on Form 10-K for the year ended December 31, 2008, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2009 (our “Report”).  The principal changes to our Report in this amendment are as follows:

The Company has reclassified and included all costs directly associated with the generation of revenue in its cost of services. These costs were previously classified as selling, general, and administrative expenses in the consolidated financial statements.  This reclassification has resulted in no change in the Company’s reported Consolidated Balance Sheets as of December 31, 2008 and 2007 and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008.  The reclassification did affect the individual components of the Company’s Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2008. However, this reclassification had no effect on the reported consolidated net income.  The Company has added a reclassification footnote under its Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the consolidated financial statements to disclose the amount and impacts of this reclassification.

In addition, for clarification purposes, the Company also modified and expanded its disclosures of the following significant accounting policies:

•
Revenue Recognition accounting policy was modified to present revenue recognition criteria for each source of revenues and the related significant assumptions, judgments and estimates associated with these revenues. The Company also added the disclosure of the impacts of sales returns and cancellations, as well as the pass through nature of pricing within the air-ticketing and hotel reservations segments. The modification of disclosures of revenue recognition policy had no impact on the Company’s consolidated financial statements and the results of operations,

•
Costs of Services accounting policy was added to describe the nature of the costs considered to be cost of revenue attributable to each of the respective sources of revenue.  The addition of disclosures of costs of services accounting policy incorporated the reclassification as described above,

•
Net Income Per Share accounting policy was added to clarify our computation of basic and diluted weighted average shares outstanding, and the effect of stock options and warrants on the average number of shares outstanding. The addition of disclosures of net income per share accounting policy had no impact on the Company’s consolidated financial statements and the results of operations,

•
Goodwill accounting policy was modified to include a roll forward schedule that reconciles the beginning and ending balances of goodwill assigned to each segment for each period presented. The modification of disclosures of goodwill accounting policy had no impact on the Company’s consolidated financial statements and the results of operations,

The Company also added the presentation of comprehensive income for each year presented in an acceptable form set forth in SFAS 130.  Also, the Segment Information footnote was modified to be in compliance with the disclosures required by SFAS 131. In addition, we modified and expanded our disclosures on Note 3, Trade Deposits and Advances, to provide a summary of the Company’s deposits outstanding by each of its subsidiaries and the nature and purpose of each deposit. The modification of the disclosures of this footnote is for clarification purposes and had no impact on the Company’s consolidated financial statements and the results of operations,

The following sections of this Form 10-K/A have been amended to reflect the above changes, or to provide a more detailed description of the business and the analysis of the Company’s financial conditions and operating results:

Part I — Item 1. “Description of Business”;

Part II — Item 6. “Selected Financial Data”;

Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

Part II — Item 8. “Financial Statements”.

Item 9A Controls and Procedures has also been amended to disclose a material weakness in the Company's internal control as to financial reporting.

Other than the correction of certain typographical errors and the modification of disclosures in the sections as described above, all other information in our original Form 10-K remains unchanged. For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended. Except to the extent relating to the amendment of our financial information and disclosures described above, this amendment continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report.

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

On July 12, 2006, we consummated the transaction contemplated by the Agreement and Plan of Merger, dated as of June 26, 2006 (the "Merger Agreement"), by and among the Company, Merger Sub of Tam, Inc. ("Merger Subsidiary"), a wholly owned subsidiary of us, Full Power Enterprise Global Limited (“Full Power”), and the shareholders of Full Power. In accordance with the Merger Agreement, Merger Subsidiary merged with and into Full Power, Merger Subsidiary ceased to exist and Full Power was the surviving entity (the "Merger Transaction").

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

Sources of Revenue

We have four lines of business and revenue, namely (i) air-ticketing (Shenzhen Yu Zhi Lu Aviation Service Company Limited), (ii) hotel reservations (Shenzhen Yu Zhi Lu Aviation Service Company Limited  and Shanghai Lanbao Travel Service Company Limited), (iii) packaged tours (Xi'an Golden Net Travel Serve Service Company Limited and Foshan Overseas International Travel Service Co., Ltd) and (iv) air cargo agency services (Shenzhen Speedy Dragon Enterprise Limited).

Air-ticketing

We are, through our subsidiary, YZL (Shenzhen Yu Zhi Lu Aviation Service Company Limited) in the air-ticketing business.  YZL has contracted with Chinese domestic airlines such as Air China, China Southern Airlines and China Eastern Airlines and  34 international airlines such as United Airlines, Cathay Pacific and Virgin Airlines to sell Chinese domestic and international air tickets.  YZL holds the “First Class Air-Ticketing Agency” license from the General Administration of Civil Aviation of China (“CAAC”).  YZL has been in operation for more than ten years.

We and our agents utilize a centralized air-ticketing booking system called the “eTerm system” maintained and owned by the PRC government to issue air tickets.   We pay a license fee for the use of the “eTerm system” and charge our agents a pro-rated portion of that fee for their use of the system through us.

YZL receives commissions (averaging 6%)  from travel suppliers for air-ticketing under various services agreements. Commissions from air-ticketing services rendered are recognized  at the time when the air tickets are issued. Our customers pay for their tickets online or through our TRIPEASY Kiosks with credit cards or bank debit cards and are then issued their tickets. Our revenue from such transactions is on a net basis in the consolidated statements of income as we generally do not assume inventory risks and have no obligations for cancelled air-ticket reservations. We are, typically, paid our aggregated commissions once every month.

Our air-ticketing business is affected by the condition of the travel industry in China. Travel expenditures are highly sensitive to business and personal discretionary spending levels and thus tend to decline during general economic downturns, such as the slowdown in economic growth arising from the international financial crisis which began in 2008. Adverse trends or events that tend to reduce travel and are likely to reduce our revenues include:

•	declines in economic growth, recessions, and financial or other economic crises;

•	increases in prices in the hotel, airline or other travel-related sectors;

•	the occurrence of travel-related accidents;

•	outbreaks, or the fear of outbreaks, of H1N1 flu (swine flu), severe acute respiratory syndrome, avian flu or other diseases;

•	terrorist attacks or threats of terrorist attacks or wars;

•	natural disasters or poor weather conditions;

•	increase in oil prices;

•	a decrease in the number of extended holiday periods like the Spring Festival and long weekend holidays.

As a result of any of these events, over which we have no control, our results could be severely and adversely affected.

Further, because we are agents for the sale of air tickets, we do not have any control over air ticket prices, which directly affect their demand and our profitability. Conversely, we do not bear any risk for unsold tickets and maintain no inventory.  Also, we are affected by the seasonality of travel in general and global events such as the Olympics 2008 and the World Expo in Shanghai in 2010 which will increase the demand for travel.

Cargo agency

We are, through our subsidiary, Shenzhen Speedy Dragon Enterprise Limited ("SSD"), involved in the cargo agency business, Our air cargo business basically brokers air cargo spaces and resells them to local logistic companies to generate revenue. Our customers are charged based on the class and weight of goods shipped. Gross revenue is recognized upon rendering of services.

We pre-book cargo space and then sell them to our customers.  Our profit on each shipment depends on demand for cargo space on that shipment. We monitor the demand for cargo space closely and because we are very conservative in our estimates of the demand for cargo space when pre-booking it, we rarely have unsold inventory.  However, any downturn in the demand for cargo space would compel us to lower our rates in order to induce our customers to ship cargo through us, thus affecting our profitability.

Our business is dependent upon a number of factors that may have a materially adverse effect on the results of our operations, many of which are beyond our control. These factors include increases or rapid fluctuations in fuel prices, capacity in the trucking industry, and insurance premiums. Our profitability would decline if we were unable to anticipate and react to increases in our operating costs, including purchased transportation and labor, or decreases in the amount of revenue per pound of freight shipped through our system. As a result of competitive factors, we may be unable to raise our prices to meet increases in our operating costs, which could result in a materially adverse effect on our business, results of operations and financial condition.

Economic conditions may adversely affect our customers and the amount of freight available for transport. This may require us to lower our rates, and this may also result in lower volumes of freight flowing through our network. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad-debt losses.

Our results of operations may be affected by seasonal factors.. In addition, it is not possible to predict the short or long-term effects of any geopolitical events on the economy or on customer confidence in the People’s Republic of China, or their impact, if any, on our future results of operations.

In summary, we believe the key drivers of our cargo agency business are:

•	the economy and the demand for goods;

•
because the PRC is mainly an export driven country, demand for PRC made products and correspondingly, demand for shipment of cargo is directly related to the global economy and demand for PRC made products;

•	the availability of other cost effective ways of cargo transportation;

•	the price of oil;

•	any subsidies from the PRC government on the price of oil in the PRC;

•	distribution hubs and transportation routes accessible by airplanes and airports;

•	competitive cargo shipment rates.

Hotel reservations

We are through our subsidiaries, Shanghai Lanbao Travel Service Co., Ltd (“SLB”) involved in the hotel reservations business.

We have contracted with 9,000 hotels, and have established a China Booking Association comprising more than 1,000 travel agencies which share more than 200,000 hotel resources internationally.

Our customers are able to enquire via either our centralized website (www.cnutg.com) or SLB's website (www.cba-hotel.com).  Additionally, SLB maintains a 100 square meters call center in Shanghai and the call center has 20 seats to handle hotel reservation enquiries.

We act as agent in substantially all of our hotel-related transactions. Our customers receive confirmed bookings and generally pay the hotels directly upon completion of their stays, and in general, we pay no penalty to the hotels if our customers do not check in. For our hotel suppliers, we earn pre-negotiated fixed commissions on hotel rooms we sell.

We contract with hotels for rooms under two agency models, the “guaranteed allotment” model and the “on-request” model. Under our agreements with our hotel suppliers, hotels are generally required to offer us prices that are equal to or lower than their published prices, and notify us in advance if they have promotional sales, so that we can lower our prices accordingly.

In addition to the agreements that we enter into with all of our hotel suppliers, we enter into a supplemental agreement with each of the hotel suppliers with which we have a guaranteed allotment arrangement. Pursuant to this agreement, a hotel guarantees us a specified number of available rooms every day, allowing us to provide instant confirmations on such rooms to our customers before notifying the hotel. The hotel is required to notify us in advance if it will not be able to make the guaranteed rooms available to our customers due to reasons beyond its control.

We receive commissions from travel suppliers for hotel room reservations based on the transaction value of the rooms. Commissions from hotel reservation service rendered are recognized after hotel customers have completed their stay at the applicable hotel and upon confirmation of pending payment of the commissions by the hotel.  Our revenue from such transactions is on a net basis in the consolidated statements of income.  We, generally, do not assume inventory risks and have  no obligations for cancelled hotel reservations.  Our customers reserve hotel rooms through us, our website or our Kiosks and pay for their rooms directly to the hotel.

Our primary customers in this segment are business and leisure travelers in China who do not travel in groups. These types of travelers, who are referred to in the travel industry as FITs (free individual travelers) and whom we refer to as independent travelers, form a traditionally under-served yet fast-growing segment of the China travel market. We act as agent in substantially all of our transactions and generally do not take inventory risks with respect to the hotel rooms booked through us.

Apart from the same factors affecting our air-tickets business, other factors affecting our hotel reservations segment include:

•	our ability to secure more room supply relationships with hotels;

•	the quality and depth of our hotel supplier network and our ability to provide a diverse range of hotel rooms, locations and price points to appeal to our customers;

•	our commission rates which are largely determined by the hotels;

•	our ability to offer reservations at highly rated hotels is particularly appealing to our customers.

Packaged Tours

We are through our subsidiaries, Foshan International Travel Service Co., Ltd. (“FOI”) and Xian Golden Net Travel Serve Services Company Limited (“XGN”) in the business of providing  domestic and cross border packaged tour travel services.

We contract with traffic service providers, accommodation providers and leisure service providers so tha we are able to purchase air tickets, train and coach tickets, accommodation and leisure or entertainment packages in bulk and then resell them to our customers with a mark-up.  We have two sources of revenue: one from payment by individual customers and the other, through group sales.  We recognize gross revenue when a tour is completed.

As we are the agent for packaged tours, we do not have any control over the components for air-ticket prices, hotel accommodation, transportation and tourism attraction ticket prices, which directly relates to the demand for packaged tours and their popularity or lack thereof.

We also bear no risk because we maintain no inventory of air tickets, hotel rooms or attraction tickets. We only purchase the various components comprising a packaged tour when an order or request for such a tour is made and paid for by a customer.   Our customers may make an order for a packaged tour by booking it directly through us, our website or Kiosks.  However, they may only pay for the packaged tour at our offices.

Because the packaged tour segment is tourism related and a packaged tour typically comprises a bundled travel and accommodation package, the significant factors, trends, demands and uncertainties affecting this segment are the same for air-ticketing and hotel reservations.

Insurance

We presently have Directors and Officers insurance with AIG.  The policy is for a term of one year commencing June 23, 2008 to June 23, 2009 for an aggregate liability of $5,000,000.   We have paid a premium of $42,436 for the policy.  We do not have any other insurance.

Intellectual Property

We have applied to register the following trademarks with the Trademark Bureau of the State Administration for Industry & Commerce

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

The management of the Company uses these performance metrics to monitor the performance of each of its business segments on a continuing basis and to assess, discern and anticipate any trends or cycles in the industry.  With such tools, the Company is able to make calculated decisions and take any pre-emptive measures to safeguard the Company’s interests.

However, because of a confluence of other pertinent factors affecting the segments, the actual results of each segment may differ materially from what the metrics would suggest and any undue weight on these metrics in isolation is discouraged.  For example, an increase in the number of room nights booked should conceivably mean an increase in revenue and hence an increase on commissions earned.  However, this may be offset by lower room rates and lower commission rates .

Suppliers

For our air-ticketing and air cargo business, our major suppliers are mainly the PRC domestic airlines.  We contract directly and individually with each hotel and supplier of the various components of our packaged tours.

We do not have long term contracts with any one of our suppliers.  We typically signed one year contracts which renew for successive one-year terms unless earlier terminated by either party.  The main terms of such contracts would typically comprise terms pertaining to authorizations, trade deposits and payment method.

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

Sales and marketing for the past three years account for very small percentage of our revenue, and as our TRIPEASY Travel Service Kiosks will be serving as an effective media platform in coming years and a marketing tool for us, we believe our sales and marketing expenses will not increase materially.

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

●
our business model and sources of revenue are diversified in that we are involved in the air ticketing, hotel reservations, packaged tours, and air cargo agency businesses and any negative impact on one line of business may buffered by our other lines of businesses;

●	our businesses and presence are spread out throughout the PRC, which makes us less susceptible to a total loss or interruption to our business in the event of a natural calamity; and

●
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

According to the new EIT law, enterprises that currently enjoy a preferential tax rate will transition to the statutory enterprise income tax rate of 25% over five years.  The applicable tax rate will increase to 18% for 2008, 20% in 2009, 22% in 2010, 24% in 2011 and 25% in 2012.  Enterprises who are currently subject to an enterprise income tax rate of 24% will have their rates increased to 25% in 2008,

The current tax rates of our various subsidiaries are: for YZL (Shenzhen Yu Zhi Lu Aviation Service Company Limited ), 15%; for SSD (,Shenzhen Speedy Dragon Enterprise Limited) 15%, for SLB (Shanghai Lanbao Travel Service Company Limited, 33% and for  XGN (Xi'an Golden Net Travel Serve Service Company Limited), 33% and for FOI (Foshan Overseas International Travel Service Co., Ltd.), 33%. For 2008, these rates will be adjusted to 18%, 18%, 25%, 25% and 25% respectively.

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

FOI maintains 9 offices around the Guangzhou area which require aggregate monthly payments of $4430;

XGN maintains 3 offices in Xi’an which require aggregate monthly payments of $707;

SLB maintains its main office in Shanghai and makes aggregate monthly payments of $5630;

SSD’s headquarter is in Shenzhen Baoan Airport and it makes aggregate monthly payments of $4379.

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

Holders of Securities

As of March 3, 2009, there were approximately 37 holders of record of our Common Stock, including shares held in street name by brokerage firms.  The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities.  There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Additionally, on June 24, 2008, we granted an option to purchase 100,000 shares of our Common Stock to our newly appointed director, Yizhao Zhang.  His option is exercisable for a period of approximately 10 years from the date of issuance and are exercisable at $1.52 per share. The option holder has no voting or dividend rights. We record the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the model at the date of grant stock option pricing.

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

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,600,000	$1.24	0
Equity compensation plans not approved by security holders	166,666	$2.232	0
Total	166,666	$2.232	0

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

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31,

	2008	2007	2006

Gross revenues,	$76,759,411	$44,294,853	$10,013,788
Cost of services	52,660,138	30,242,330	4,928,570
Gross Profit	24,099,273	14,052,523	5,085,218
Selling, general and administrative expenses	5,231,994	3,452,111	1,969,280

Total expenses	5,231,994	3,452,111	1,969,280

Income from operations	18,867,279	10,600,412	3,115,938

Other Income (Expense)
Loss on disposal of assets	(1,105)	-
Other income	8,402	25,105	36,383
Interest income	39,416	3,293	11,994
Interest expense	(106,163)	(80,847)	(2,754)
Total Other Income (Expense)	(59,450)	52,449	(45,623)
Income before income taxes	18,807,829	10,547,963	3,161,561

Provision for income taxes	(4,275,652)	(1,852,069)	(603,083)
Net income	$14,532,177	$8,695,894	$2,558,478

Net income per common share	$.38	$.26	$.07
Basic	$.38	$.26	$.07
Diluted

Weighted average common shares outstanding
Basic	38,562,155	33.629,518	30,450,000
Diluted	38,562,155	33,629,518	30,450,000
Net income	$14,532,177	$8,695,894	$2,558,478
Other comprehensive income-foreign currency Translation	975,002	441,353	89,763
Comprehensive income	15,507,179	9,137,247	2,648,241

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$16,204,531	$2,671,684
Accounts receivable, net	10,715,206	5,403,820
Other receivables and deposits, net	141,413	1,297,426
Refundable acquisition deposit	-	1,453,050
Due from shareholder	-	1,444,818
Trade deposit	6,737,521	2,650,744
Advances	438,468	616,861
Escrow deposits	762,800	-
Prepaid expenses	319,257	713,668
Total Current Assets	35,319,196	16,252,071

Property & equipment, net	273,340	127,393
Intangible assets	307,335	18,626
Goodwill	13,526,809	13,526,809
	14,107,484	13,672,828

Total Assets	$49,426,680	$29,924,899

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable – bank	$-	$1,288,554
Note payable – others	-	1,576,750
Accounts payable and accrued expenses	2,219,156	3,604,666
Customer deposits	1,047,250	1,132,886
Income tax payable	1,759,402	664,995
Total Current Liabilities	5,025,808	8,267,851

Stockholders' Equity

Common stock, $.001 par value, 70,000,000shares authorized,
41,619,966 and 36,809,036 issued and outstanding	41,621	36,810
Additional paid in capital	15,833,368	8,601,534
Other comprehensive income-foreign currency translation	1,520,166	545,164
Statutory reserve	372,144	372,144
Retained earnings	26,633,573	12,101,396
Total Stockholders' Equity	44,400,872	21,657,048
Total Liabilities and Stockholders' Equity	$49,426,680	$29,924,899

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

In 2007, we completed the acquisitions of SSD,  XGN , which specializes in domestic packaged tour services,  SLB, which specializes in hotel reservations and FOI,, which  handles both domestic and international travel inquiries.

In 2008, we successfully integrated our packaged tours, air-ticketing and hotel reservation businesses onto our newly developed on-line platform,  which provides rich and comprehensive travel information to primarily leisure travelers.

In October 2008, we successfully rolled out our TRIPEASY Kiosks. We believe that the Kiosks are innovate self-service terminals capable of hnalding a full ranging of booking services including packaged tours through a secured built in payment function that  accepts all major Chinese bank cards.  As of the end of fiscal year 2008, we had 20 Kiosks manufactured and operating through a pilot program, and based on the initial interest of the concept industry-wide, we plan to roll additional TRIPEASY Kiosks at selected locations.

We currently have four discrete lines of business and revenue, and each is carried out by one or two subsidiaries of the Company: (i) air-ticketing (Shenzhen Yu Zhi Lu Aviation Service Company Limited), (ii) hotel reservations (Shanghai Lanbao Travel Service Company Limited), (iii) packaged tours (Xi'an Golden Net Travel Serve Service Company Limited and Foshan Overseas International Travel Service Co., Ltd) and (iv) air cargo agency services (Shenzhen Speedy Dragon Enterprise Limited). Operations of each segment are exclusive to the operations of the associated subsidiary company.

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

According to the statistics from the website of the National Bureau of Statistics of China, the People’s Republic of China’s gross domestic product (or “GDP”) increased from RMB13.6 trillion (US$1.7 trillion) in 2003 to RMB24.7 trillion (US$3.4 trillion) in 2007, representing a compound annual growth rate of 16%. China's GDP increased from RMB24.7 trillion(US$3.4 trillion ) in 2007 to RMB30.1 trillion(US$4.3 trillion) in 2008, representing a annual growth rate of 9%. Per capita, GDP rose from RMB10,542 (US$1,273) in 2003 to RMB18,665 (US$2,559) in 2007, representing a 15% compound annual growth rate; and from 2007 to 2008, grew from RMB18,665(US$2,559) to RMB22,609(US$3,308), representing year over year growth of 21%.

Such unprecedented growth has led to a significant increase in the demand for travel services.

According to statistics from the website of the National Tourism Administration of People's Republic of China, domestic tourism expenditure grew from RMB344.2 billion (US$41.6 billion) in 2003 to RMB777.1 billion (US$106.5 billion) in 2007, representing a compound annual growth of 23%. Expenditure increased from RMB777.1 billion (US$106.5 billion) in 2007 to RMB874.9 billion (US$120.0billion) in fiscal 2008, representing year over year growth of 12.6%.  These figures include a 1.4% year over year decline in inbound travel volume totaling #13.0 billion, which was affected by the global recession.

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

• the summer Olympics in August which led to an increase in both travel product offerings as well as hotel, airline and other travel-related pricing;

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

Revenue Segment Analysis:

	Three months ended December 31, 2008	Three months Ended December 31, 2007	Increase / Decrease	Percentage
Gross Revenues	$29,434,725	$17,495,408	$11,939,317	68.2%
Cost of Services	(19,499,842)	(12,287,414)	(7,212,428)	58.7%
Gross Profit	9,934,883	5,207,994	4,726,889	90.8%
SG&A	(1,746,087)	(1,131,825)	(614,262)	54.3%
Income from Operations	8,188,796	4,076,169	4,112,627	100.9%
Other income	(1,461)	25,105	(26,566)	-105.8%
Interest income	17,535	(14,490)	32,025	-221.0%
Interest expenses	(27,638)	(38,123)	10,485	-27.5%
Provision for income taxes	(1,850,938)	(724,763)	(1,126,175)	155.4%
Net income	$6,326,293	$3,323,898	$3,002,395	90.3%

For the three months ended December 31, 2008:
Revenue Segment	Air-tickets	(%) of	Cargo	(%) of	Hotel	(%) of	Tours	(%) of
Analysis:	(YZL)	sector	(SSD)	sector	(SLB)	sector	(XGN & FOI)	sector	Total
Revenue	5,082,405	17.27%	2,417,551	8.21%	3,775,754	12.83%	18,159,015	61.69%	29,434,725
Cost of Services	419,605	2.15%	2,087,509	10.71%	1,248,335	6.40%	15,744,393	80.74%	19,499,842
Gross Profit	4,662,800	46.93%	330,042	3.32%	2,527,419	25.44%	2,414,622	24.30%	9,934,883
Gross Margin	91.74%	-	13.65%	-	66.94%	-	13.30%	-	33.75%
Segment effect	15.84%	+	1.12%	+	8.59%	+	8.20%	=	33.75%
in Gross Margin (*)

For the three months ended December 31, 2007:
Revenue Segment	Air-tickets	(%) of	Cargo	(%) of	Hotel	(%) of	Tours	(%) of
Analysis:	(YZL)	sector	(YZL & SSD)	sector	(SLB)	sector	(XGN & FOI)	sector	Total
Revenue	2,055,915	11.75%	5,081,455	29.04%	1,467,664	8.39%	8,890,374	50.82%	17,495,408
Cost of Services	198,132	1.61%	3,649,736	29.70%	558,680	4.55%	7,880,866	64.14%	12,287,414
Gross Profit	1,857,783	35.67%	1,431,719	27.49%	908,984	17.45%	1,009,508	19.38%	5,207,994
Gross Margin	90.36%	-	28.18%	-	61.93%	-	11.36%	-	29.77%
Segment effect	10.62%	+	8.18%	+	5.20%	+	5.77%	=	29.77%
in Gross Margin (*)

(*) "Segment effect in Gross Margin" was calculated by multiplying "the percentage of the segment revenue over the total revenue" with "gross margin of the related sector". This outlines how each segment contributes to the total gross margin.

Revenue

We currently have four discrete lines of business and revenue, and each is carried out by one or two subsidiaries of the Company: (i) air-ticketing (Shenzhen Yu Zhi Lu Aviation Service Company Limited), (ii) hotel reservations (Shanghai Lanbao Travel Service Company Limited), (iii) packaged tours (Xi'an Golden Net Travel Serve Service Company Limited and Foshan Overseas International Travel Service Co., Ltd) and (iv) air cargo agency services (Shenzhen Speedy Dragon Enterprise Limited). Operations of each segment are exclusive to the operations of the associated subsidiary company. In addition to air-ticking services, Shenzhen Yu Zhi Lu Aviation Service Company Limited also operated air cargo business during the year ended December 31, 2007, however, it had transferred all its air cargo agency business to Shenzhen Speedy Dragon Enterprise Limited at the beginning of fiscal year 2008.

Revenue for the three months ended December 31, 2008 was $29,434,725 compared to $17,495,408 for the same period in 2007, an increase of approximately 68.2%. This increase was primarily due to the successful integration and cross selling among our newly diversified business segments that increased the group’s competitiveness, as well as an increase in public holiday periods i.e. the Chinese National Day vacation period increased from 3 days to 7 days, easing  of foreign travel restrictions on October 29, 2008 and air cargo security restrictions, reduced air fuel surcharges and a favorable year over year comparison with respect to timing of the Lunar New Year Holiday period.

The impact on the Company’s business by the abovementioned factors are derived from management’s good faith beliefs and experience.  The exact extent of the impact of each factor is impossible to quantify as a myriad of other factors also influence the outcome.  Also, these factors are by their nature unquantifiable.  For example, it is impossible to calculate how many more people in China would be travelling because of the Lunar New Year and what this would translate in terms of increased ticket sales or hotel room bookings.

Revenue from air-ticketing was $5,082,405 for the three months ended December 31, 2008 compared to $2,055,915 for the same period last year, an increase of approximately 147.2%. This increase is generally driven by the same factors mentioned above, but more specifically to the increased demand for air passenger transportation.

Revenue generated by the air cargo agency segment for the three months ended December 31, 2008 decreased 52.4% year over year to $2,417,551 from $5,081,455. This decrease is largely because of the negative effect of global economy slowdown affecting air cargo volume and demand to the operation of SSD.

Revenue generated by hotel reservations and bookings for the three month period ended December 31, 2008 totaled $3,775,754 versus $1,467,664, a year over increase of approximately 157.3%. This increase is generally driven by the factors mentioned above for our increase in revenue, but more specifically, due to the successful integration of the various business segments of the Company.

Revenue generated through packaged travel services for the three months ended December 31, 2008 was $18,159,015, compared to $8,890,374 for the same period 2007, an increase of approximately 104.3%. This increase is generally driven by the factors mentioned above for our increase in revenue, but more specifically due to the increase in tourism demand and successful integration of the Company’s various business segments and marketing channels.

Cost of Services

Costs of services for air tickets cover mainly business and revenue related taxes.  Costs of services for hotel reservations cover mainly business and revenue related taxes, as well as commissions paid to the sales agents for selling hotel rooms in the Company’s system.  Costs of services for the cargo agency business mainly include the costs of warehousing and delivery charges.  Costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

Other direct costs such as systems and related technologies used by each segment operations, and costs associated with payment processing are also included in the Company’s Costs of Services. In addition, the Company allocates costs of labor and facilities, depreciation, communications, and utility expenses incurred by each segment between costs of services and general administrative expenses.  The percentage, ranging from 50% to 80%, allocated to costs of sales is based on management estimate, and the percentage allocated is estimated to be directly associated with the generation of revenues.

Consolidated expenses such as stock-based compensation and corporate professional fees are not allocated to any segment as costs of sales. Instead, the Company disclosed these two numbers in Others (Corporate Expense) of its Segment Information footnote (Note 14) and these expenses were included in the selling, general, and administrative expenses.

Gross Profit

Gross profit for the three months ended December 31, 2008 was $9,934,883 compared to $5,207,994 for the three months ended December 31, 2007, an increase of approximately 90.8%. The increase in gross profit partially reflects then Company’s success in implementing its online strategy, an increase in packaged tour services as a percentage of overall revenue and to a lesser degree,  the rollout of our TRIPEASY Kiosks, which have relatively lower variable costs associated with it.

Gross profit in air-ticketing was $4,662,800 for the three months ended December 31, 2008 compared to $1,857,783 for the same period last year, an increase of approximately 151.0%.  Gross profit margin in this segment for the three months ended December 31, 2008 was 91.7% compared to 90.4% for the same period 2007.  As the cost of service is at a similar percentage of the revenue for the comparable period, the gross profit increase is in tandem with the increase in our air-ticketing business operated by YZL.

Gross profit in air cargo agency was $330,042 for the three months ended December 31, 2008 compared to $1,431,719 for the same period last year, a decrease of approximately 77.0%. Gross profit margin in this segment for the three months ended December 31, 2008 was 13.7% compared to 28.2% for the same period 2007, a decrease of approximately 14.5%. The gross profit margin decrease was mainly due to weakened air cargo demand as a result of financial crisis and the associated weakened pricing power to our customers, while our fixed overhead costs remained high.  These factors together resulted in the significant decrease in the gross profit of this segment.

Gross profit in hotel reservations was $2,527,419 for the three month ended December 31, 2008 compared to $908,984 for the same period last year, an increase of approximately 178.0%. Gross profit margin in this segment for the three months ended December 31, 2008 was 66.9% compared to 61.9% for the same period 2007, an increase of approximately 5.0%.  The gross profit margin increase was mainly due to the increase in commission revenue as a result of increased reservation volume while our associated cost of services is increased at a lesser extent.  These factors together resulted in the significant increase in the gross profit of this segment.

Gross profit in packaged travel was $2,414,621 for the three months ended December 31, 2008 compared to $1,009,508 for the same period 2007, an increase of approximately 139.2%. Gross profit margin in this segment for the three months ended December 31, 2008 was 13.3% compared to 11.4% for the same period 2007. As the cost of service is at a similar percentage of the revenue for the comparable period, the gross profit increase is in tandem with the increase in our packaged travel businesses operated by XGN and FOI.

Consolidated gross margin for three months ended December 31, 2008 came in at 33.8%, a 4.0% improvement over the 29.8% the Company posted in the same period last year. As outlined in the above tables, gross profit for air-ticketing improved the total gross margin by 5.2%, gross profit for air cargo agency reduced the total gross margin by 7.1%, gross profit for hotel reservations improved the total gross margin by 3.4%, gross profit for packaged travel improved the total gross margin by 2.4%, which in total, improved the total gross profit by 4.0%.

Our air-ticketing and hotel reservation have much higher gross margin than our cargo agency and packaged tour business primarily as our revenue from air-ticketing and hotel reservation are the commission we generated and our costs of service are mainly business taxes, systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial; while costs of services for the cargo agency business include the costs of warehousing and delivery charges, and costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, that all together are much substantial fixed overheads.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the three months ended December 31, 2008 and 2007 are as follows:

	For the three months ended December 31,

	2008	2007

Business related tax	$49,438	$21,906

Salary and commission paid	989,787	406,682

Professional fees	190,541	2,464

Marketing	42,416	16,451

Rent	23,186	107,074

Depreciation and amortization	1,803	2,220

Stock-based compensation	51,786	312,543

Other general and administrative expenses	397,130	262,485

Total	$1,746,087	$1,131,825

Selling, general and administrative expenses for three months ended December 31, 2008 totaled $1,746,087 compared to $1,131,825for three months ended December 31, 2007, an increase of approximately 54.3%.

Selling, general and administrative expenses reflected 5.9% of revenue versus 6.5% last year, a 0.6% of improvement reflecting management's efficient cost control.

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

FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the fiscal years ended December 31, 2008 and same period 2007.

Revenue Segment Analysis:

	Fiscal year 2008	Fiscal year 2007	Increase / Decrease	Percentage
Gross Revenues	$76,759,411	$44,294,853	$32,464,558	73.3%
Cost of Services	(52,660,138)	(30,242,330)	(22,417,808)	74.1%
Gross Profit	24,099,273	14,052,523	10,046,750	71.5%
SG&A	(5,231,994)	(3,452,111)	(1,779,883)	51.6%
Income from Operations	18,867,279	10,600,412	8,266,867	78.0%
Loss on disposal of assets	(1,105)	-	(1,105)
Other income	8,402	25,105	(16,703)	-66.5%
Interest income	39,416	3,293	36,123	1097.0%
Interest expense	(106,163)	(80,847)	(25,316)	31.3%
Provision for income taxes	(4,275,652)	(1,852,069)	(2,423,583)	130.9%
Net income	$14,532,177	$8,695,894	$5,836,283	67.1%

For the fiscal year ended December 31, 2008:

Revenue Segment	Air-tickets	(%) of	Cargo	(%) of	Hotel	(%) of	Tours	(%) of	Total
Analysis:	(YZL)	sector	(SSD)	sector	(SLB)	sector	(XGN & FOI)	sector
Revenue	$12,333,527	16.07%	$10,937,573	14.25%	$8,340,519	10.87%	$45,147,792	58.82%	$76,759,411
Cost of Services	$1,166,155	2.21%	$9,347,312	17.75%	$3,209,777	6.10%	$38,936,894	73.94%	$52,660,138
Gross Profit	$11,167,372	46.34%	$1,590,261	6.60%	$5,130,742	21.29%	$6,210,898	25.77%	$24,099,273
Gross Margin	90.54%	-	14.54%	-	61.52%	-	13.76%	-	31.40%
Segment effect
in Gross Margin	14.55%	-	2.07%	-	6.68%	-	8.09%	-	31.40%
(*)

For the fiscal year ended December 31, 2007:

Revenue Segment	Air-tickets	(%) of	Cargo		(%) of	Hotel	(%) of	Tours	(%) of	Total
Analysis:	(YZL)	sector	(YZL)	(SSD)	sector	(SLB)	sector	(XGN & FOI)	sector
Revenue	$7,811,823	17.64%	$8,948,216	$11,739,272	46.70%	$2,383,129	5.38%	$13,412,413	30.28%	$44,294,853
Cost of Services	$1,067,394	3.53%	$6,980,680	$9,631,553	54.93%	$1,014,578	3.35%	$11,548,125	38.19%	$30,242,330
Gross Profit	$6,744,429	47.99%	$1,967,536	$2,107,719	29.00%	$1,368,551	9.74%	$1,864,288	13.27%	$14,052,523
Gross Margin	86.34%	-	19.70%		-	57.43%	-	13.90%	-	31.72%
Segment effect
in Gross Margin	15.23%	-	9.20%		-	3.09%	-	4.21%	-	31.72%
(*)

(*) "Segment effect in Gross Margin" was calculated by multiplying "the percentage of the    segment revenue over the total revenue" with "gross margin of the related sector". This outlines how each segment contributes to the total gross margin.

Revenue

We currently have four discrete lines of business and revenue, and each is carried out by one or two subsidiaries of the Company: (i) air-ticketing (Shenzhen Yu Zhi Lu Aviation Service Company Limited), (ii) hotel reservations (Shanghai Lanbao Travel Service Company Limited), (iii) packaged tours (Xi'an Golden Net Travel Serve Service Company Limited and Foshan Overseas International Travel Service Co., Ltd) and (iv) air cargo agency services (Shenzhen Speedy Dragon Enterprise Limited). Operations of each segment are exclusive to the operations of the associated subsidiary company. In addition to air-ticking services, Shenzhen Yu Zhi Lu Aviation Service Company Limited also operated air cargo business during the year ended December 31, 2007, however, it had transferred all its air cargo agency business to Shenzhen Speedy Dragon Enterprise Limited at the beginning of fiscal year 2008.

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

More specifically, revenue from air-ticketing was $12,333,527 for fiscal year 2008 compared to $7,811,823 for the fiscal year 2007, an increase of approximately 57.9%. This increase is driven by the organic growth of YZL, and the increase in air passenger transportation.  It is also a result of successful integration of the Company’s acquisitions of various complementary business segments, the synergies among these segments and the consolidation of marketing channels among the subsidiaries in major domestic cities.

Revenue from air cargo agency was $10,937,573 for the fiscal year 2008 compared to $20,687,488 for the fiscal year 2007, a decrease of approximately 47.1%. This decrease is due to the decrease air cargo demand as a result of global economy slowdown, that affects mostly on manufacturing industry in China.

Revenue from hotel reservations was $8,340,519 for the fiscal year 2008 compared to $2,383,129 for the fiscal year 2007, an increase of approximately 250.0%. SLB was acquired in August 2007. Therefore, revenues for the fiscal year 2007 only included SLB revenues from the acquisition to the year end of 2007, as compared to the whole year of 2008. The revenue increase is also attributable to SLB’s own organic growth during the fiscal 2008.  Our organic growth was driven by the successful integration and the synergies among our various business segments and also the consolidation of marketing channels among the subsidiaries in major domestic cities.

Revenue from packaged travel was $45,147,792 for the fiscal year 2008 compared to $13,412,413 for the fiscal year 2007, an increase of approximately 236.6%. XGN was acquired in August 2007. Therefore, revenues for the fiscal year 2007 only included XGN revenues from the acquisition to the year end of 2007, as compared to the whole year of 2008. The revenue increase is also attributable to XGN’s own organic growth during the fiscal 2008. In addition, the Company acquired FOI in October 2007, therefore revenues for the fiscal year 2007 only included FOI revenues from the acquisition to the year end of 2007, as compared to the whole year of 2008. The revenue increase is also attributable to FOI’s own organic growth during the fiscal 2008. The growth in these two subsidiaries were driven by the successful integration, the synergies among segments and also the consolidation of marketing channels among the subsidiaries in major domestic cities.

The changes of revenue mix resulted from various acquisitions in 2007.  The following data presents pro forma revenues, costs of sales and operating results for the Company as if the acquisitions discussed above, had occurred on January 1, 2007. The Company has prepared these pro forma financial results for analytic and comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if the Company had completed the acquisitions at the beginning of the periods shown below or the results that will be attained in the future.

	2008 (as Reported) ($)	2007 (as Reported) ($)	Pro forma adjustments (XGN) ($)	Pro forma adjustments (SLB) ($)	Pro forma adjustments (FOI) ($)	2007 (Pro forma) ($)
Sales	76,759,411	44,294,853	4,292,574	2,024,296	16,433,062	67,044,785
Cost of Services	52,660,138	30,242,330	3,818,546	699,660	14,086,607	48,847,143
Gross Profit	24,099,273	14,052,523	474,028	1,324,636	2,346,455	18,197,642
Selling, General and Administrative	5,231,994	3,452,111	83,652	195,862	453,808	4,185,433
Operating Income	18,867,279	10,600,412	390,376	1,128,774	1,892,647	14,012,209

Excluding the impact of acquisitions, organic revenue growth is approximately 14.5% in fiscal 2008. Meanwhile, as the average price of our travel products and commission rates were fairly stable in 2008, we believe the greatest impact to our financial performance is from the growth of our business volume.

Management does not have a conscious strategy over revenue mix.  Instead, the revenue mix is the end product of the acquisitions of the various business segments in 2007 and the impact of market forces on these segments.

Cost of services

Costs of services for air tickets cover mainly business and revenue related taxes.  Costs of services for hotel reservations cover mainly business and revenue related taxes, as well as commissions paid to the sales agents for selling hotel rooms in the Company’s system.  Costs of services for the cargo agency business mainly include the costs of warehousing and delivery charges.  Costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

Other direct costs such as systems and related technologies used by each segment operations, and costs associated with payment processing are also included in the Company’s Costs of Services. In addition, the Company allocates costs of labor and facilities, depreciation, communications, and utility expenses incurred by each segment between costs of services and general administrative expenses.  The percentage, ranging from 50% to 80%, allocated to costs of sales is based on management estimate, and the percentage allocated is estimated to be directly associated with the generation of revenues.

Consolidated expenses such as stock-based compensation and corporate professional fees are not allocated to any segment as costs of sales. Instead, the Company disclosed these two numbers in Others (Corporate Expense) of its Segment Information footnote (Note 14) and these expenses were included in the selling, general, and administrative expenses.

A detailed breakdown of Cost of Services by subsidiary is set forth below:

Shenzhen Yuzhilu Aviation Service Co., Ltd. (YZL)	2008	2007
Franchise system cost sharing	$4,264	$87,201
Staff salaries	345,519	305,604
Telecommunication expenses	29,866	33,871
Rental expenses	95,317	68,032
Utilities	12,875	16,363
Website maintenance	21,457	-
Depreciation and amortization	39,052	58,645
Business tax	617,805	497,678
sub-total	1,166,155	1,067,394
Cargo Services	-	6,980,680	**
Total	$1,166,155	$8,048,074

Shenzhen Speedy Dragon Enterprises Limited.(SSD)
Depreciation and amortization	$9,343	$6,046
Cargo Services	9,337,969	9,625,507
Total	$9,347,312	$9,631,553

Shanghai Lanbao Travel Service Co., Ltd. (SLB)
Business Tax	$448,973	$184,472
Staff salaries and Staff welfare	43,165	31,306
Rental expenses	51,660	26,079
Telecommunication expenses	6,713	2,185
Utilities	5,585	1,807
Depreciation and amortization	3,965	3,954
Franchise commission paid	2,649,716	764,774
Total	$3,209,777	$1,014,577

Foshan International Travel Service Co., Ltd. (FOI)
Depreciation and amortization	$12,072	$10,712
Cost of Services (Package Tours)	23,930,685	4,240,160
Total	$23,942,757	$4,250,872

Xian Golden Net Travel Serve Services (XGN)
Depreciation and amortization	$475	$583
Cost of Services (Package Tours)	14,993,662	7,296,670
Total	$14,994,137	$7,297,253

(**) YZL has a cost of service of $6,980,680 for running air cargo agency business in 2007. Beginning 2008, YZL transferred all its air cargo agency business to SSD.

Please see below a summary of accounts that were previously reported as selling, general and administrative expenses that have been allocated and reclassified to costs of services for the years ended December 31, 2008 and 2007.

Account	2008	2007
Staff salaries	$348,435	$285,133
Rent	150,942	97,527
Depreciation	40,249	51,777
Utilities	18,457	18,708
Telecommunication	36,580	44,493
Website maintenance and amortization	60,511	50,209
Business taxes	448,973	184,471
Total	$1,104,147	$732,318

Gross Profit

Gross profit for the fiscal year 2008 was $24,099,273 compared to $14,052,523 for the fiscal year 2007, an increase of approximately 73.3%. The increase in gross profit partially reflects the Company’s success in implementing its online strategy, an increase in packaged tour services as a percentage of overall revenue and to a lesser degree, the rollout of our TRIPEASY Kiosks, which have relatively lower variable costs associated with it.

Gross profit in air-ticketing was $11,167,372 for the twelve months ended December 31, 2008 compared to $6,744,429 for the same period last year, an increase of approximately 65.6%. Gross profit margin in this segment for the year ended December 31, 2008 was 90.5% compared to 86.3% for the same period 2007, an increase of approximately 4.2%.  The gross profit margin increase was mainly due to the increase in commission revenue as a result of increased reservation volume while our associated cost of services is increased at a lesser extent.  These factors together resulted in the significant increase in the gross profit of our air-ticketing business operated by YZL.

Gross profit in air cargo agency was $1,590,261 for the twelve months ended December 31, 2008 compared to $4,075,255 for the same period last year, a decrease of approximately 61.0%. Gross profit margin in this segment for the year ended December 31, 2008 was 14.5% compared to 19.7% for the same period 2007, a decrease of approximately 5.2%. The gross profit margin decrease was mainly due to weakened air cargo demand as a result of financial crisis and the associated weakened pricing power to our customers, while our fixed overheads remained high. These factors together resulted in the decrease in the gross profit of this segment.

Gross profit in hotel reservations was $5,130,742 for the twelve month ended December 31, 2008 compared to $1,368,551 for the same period last year, an increase of approximately 274.9%. Gross profit margin in this segment for the year ended December 31, 2008 was 61.5% compared to 57.4% for the same period 2007, an increase of approximately 4.1%. The gross profit margin increase was mainly due to the increase in commission revenue as a result of increased reservation volume while our associated cost of services is increased at a lesser extent.  These factors together resulted in the significant increase in the gross profit of our hotel reservation business operated by SLB.

Gross profit in packaged travel was $6,210,898 for the twelve months ended December 31, 2008 compared to $1,864,286 for the same period 2007, an increase of approximately 233.2%. Gross profit margin in this segment for the year ended December 31, 2008 was 13.8% compared to 13.9% for the same period 2007. As the cost of service is at a similar percentage to the revenue for the comparable period last year, the gross profit increase is in tandem with the increase in our packaged travel businesses operated by XGN and FOI.

Consolidated gross margin for year ended December 31, 2008 came in at 31.4%, a 0.3% decrease from the 31.7% the Company posted in the same period last year. As outlined in the above tables, gross profit for air-ticketing reduced the total gross margin by 0.7%, gross profit for air cargo agency reduced the total gross margin by 7.1%, gross profit for hotel reservations improved the total gross margin by 3.6%, gross profit for packaged travel improved the total gross margin by 3.9%, which in total, reduced the total gross profit by 0.3%.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the twelve months ended December 31, 2008 and 2007 are as follows:

	For the twelve months ended December 31,

	2008	2007

Business related tax	$246,250	$113,006

Salary and commission paid	3,007,092	1,510,503

Professional fees	250,751	4,375

Marketing	148,903	88,519

Rent	190,212	103,444

Depreciation and amortization	7,212	8,879

Stock-based compensation	207,588	945,903

Other general and administrative expenses	1,173,986	677,482

Total	$5,231,994	$3,452,111

Selling, general and administrative expenses for fiscal year 2008 totaled $5,231,994 compared to $3,452,111for fiscal year 2007, reflecting approximately 6.8% and 7.8% of total revenue, respectively. The increase in operating expenses was mainly a result of increase in business volume. For the years ended December 31, 2008 and 2007, the Company recorded $464,917 and $945,903 as stock-based compensation expense and corporate professional fees, respectively.

Other Income (Expenses)

Interest expense for the year totaled $106,163 compared to $80,847 for the fiscal year 2007, an increase of approximately 31.3%. This increase was due to a new short term bank loan, however this loan was paid off in August 2008.

Net Income

Net income was $14,532,177 or 18.9% of revenue for the fiscal year 2008, compared to $8,695,894 or 19.6% of revenue for the fiscal year 2007. Excluding the effect of provision for income taxes, the increase in net income reflects the overall  continued growth in most of our operating segments both on an organic and acquisitive basis, and the slight decrease as a percentage of revenue reflects the acquisitions of lower margin businesses as previously noted.

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

Inflation

In the opinion of management, inflation will not have an impact on our financial condition and results of its operations.

Off Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements, have never established any special purpose entities to fulfill such obligations and have not made any debt or related commitments to other entities.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we adopt and follow certain accounting policies. Certain amounts presented in the financial statements have been determined in accordance with such policies, based upon estimates and assumptions. Although we believe that our estimates and assumptions are reasonable, actual results may differ.

We have included below a discussion of the accounting policies that we believe are affected by the more significant judgments and estimates used in the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements. Other accounting policies also have a significant effect on our financial statements, and some of these policies also require the use of estimates and assumptions.

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

The Company has four types of revenue stream from its four lines of businesses, namely (i) air-ticketing (Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Universal Travel E-Commerce Co., Ltd.), (ii) hotel reservations (Shanghai Lanbao Travel Service Co., Ltd.), (iii) packaged tours (Foshan International Travel Service Co., Ltd., Xian Golden Net Travel Serve Services Co, Ltd. and Shenzhen Universal Travel Agency Co., Ltd.) and (iv) air cargo agency services (Shenzhen Speedy Dragon Enterprises Ltd.).

Air-ticketing services

The Company receives commissions from travel suppliers for air-ticketing services through its transaction and service platform under various services agreements. The Company does not charge customers differently from the prices provided by travel suppliers.  The Company has no discretion on the air ticket prices or the applicable commission rates as they are dictated by the travel suppliers. Commissions from air-ticketing services rendered are recognized after air tickets are issued. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not assume inventory risks and has no obligations for cancelled airline ticket reservations.

Hotel reservation services

The Company receives commissions from travel suppliers for hotel room reservations through its transaction and service platform. The Company does not charge customers differently from the prices provided by hotel suppliers.  The Company has no discretion on the hotel room prices or the applicable commission rates as they are dictated by the hotel suppliers.  Commissions from hotel reservation services rendered are recognized after hotel customers have completed their stay at the applicable hotel and upon confirmation of pending payment of the commissions by the hotel. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not assume inventory risks and has no obligations for cancelled hotel reservations.

Packaged-tour

The Company receives fees from providing domestic and cross-boarder travel tour our services.  The Company contracts with traffic service providers, accommodation providers and leisure service providers to purchase air tickets, train and coach tickets, accommodation and leisure or entertainment packages in bulk and then resell them to its customers with a mark-up.  Fees generated from packaged-tour are recognized on a gross basis in the statements of income, when the tour is completed, as the Company, generally, undertakes the majority of the business risk.  The Company is the primary obligor to pay the service providers upon rendering of those services.  In addition, the Company acts as principal related to the packaged-tour services rendered or when tour is completed and collections are reasonably assured.  Generally, the Company does not issue refund to its customers unless cancellation is due to its and or the service provider’s non-delivery of services. Historically, refunds and cancellations do not have a material impact on the Company’s consolidated financial statements in any accounting period.

Air Cargo Business

The Company receives fees from its air cargo business.  The Company basically brokers air cargo spaces and resell them to local logistic companies to generate revenue.  The Company has contracted with Chinese domestic airlines as its vendors to carry out its cargo services.  Revenues generated from air cargo business are recognized on a gross basis in the statements of income when service is rendered, as the Company, generally, undertakes the majority of the business risk.  The Company is the primary obligor to pay the service providers upon rendering of those services.  In addition, the Company acts as principal related to the air cargo services rendered and collections are reasonably assured.  Customers are charged based on the class and weight of goods shipped.

Historically, the Company has experienced minimum and or immaterial returns and or cancellation from its four lines of businesses, which amount if any would have no material impact on its consolidated financial statements.  Accordingly, no allowance has been provided for in the periods presented.

Cost of Services

Costs of services for air tickets cover mainly business and revenue related taxes.  Costs of services for hotel reservations cover mainly business and revenue related taxes, as well as commissions paid to the sales agents for selling hotel rooms in the Company’s system.  Costs of services for the cargo agency business mainly include the costs of warehousing and delivery charges.  Costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

Other direct costs such as systems and related technologies used by each segment operations, and costs associated with payment processing are also included in the Company’s Costs of Services. In addition, the Company allocates costs of labor and facilities, depreciation, communications, and utility expenses incurred by each segment between costs of services and general administrative expenses.  The percentage, ranging from 50% to 80%, allocated to costs of sales is based on management estimate, and the percentage allocated is estimated to be directly associated with the generation of revenues.

Consolidated costs such as stock-based compensation and corporate professional fees are not allocated to any segment. These costs are reported as general operating expenses in the Company’s Statements of Income.

Accounts Receivable

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history, average percentage of receivables written off historically and the length of time the receivables are past due. We believe that we have appropriately considered the factors, as well as any other known customer liquidity issues, on the ability of our customers to pay amounts due to us. However, if demand for travel  softens, due to prevailing economic conditions, the financial condition of our customers may be adversely impacted. If we believe that we will begin to experience higher than expected defaults on amounts due us, our estimates of the amounts which we will ultimately collect will be re-evaluated.

Asset Impairments.

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

Goodwill

In connection with our acquisitions, we recorded a significant amount of goodwill. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of Statement 142, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  See Note 8, Purchase of Subsidiary, for additional information regarding goodwill. As of December 31, 2008 there has been no impairment losses or gain or loss on disposal of Goodwill amounts.

Reclassification

The Company has reclassified and included all costs directly associated with the generation of revenue in its cost of services. These costs were previously classified as selling, general, and administrative expenses in the consolidated financial statements.  This reclassification has resulted in no change in the Company’s reported Consolidated Balance Sheets as of December 31, 2008 and 2007 and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008.  The reclassification did affect the individual components of the Company’s Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2008. Costs of services that were reclassified from the Company’s selling, general, and administrative expenses amounted to $1,104,147, $723,318, and $334,194 for the years ended December 31, 2008, 2007 and 2006, respectively.  However, this reclassification had no effect on the reported consolidated net income.

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

In February, 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assets and Financial Liabilities’ – Including an Amendment of FABS Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”).  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s financial statements.

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

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF No. 07-05 on its financial position and results of operations.

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

/s/Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, N.Y.
March 3, 2009

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$16,204,531	$2,671,684
Accounts receivable, net	10,715,206	5,403,820
Other receivables and deposits, net	141,413	1,297,426
Refundable acquisition deposit	-	1,453,050
Due from shareholder	-	1,444,818
Trade deposit	6,737,521	2,650,744
Advances	438,468	616,861
Escrow deposits	762,800	-
Prepaid expenses	319,257	713,668
Total Current Assets	35,319,196	16,252,071

Property & equipment, net	273,340	127,393
Intangible assets	307,335	18,626
Goodwill	13,526,809	13,526,809
	14,107,484	13,672,828

Total Assets	$49,426,680	$29,924,899

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable – bank	$-	$1,288,554
Note payable – others	-	1,576,750
Accounts payable and accrued expenses	2,219,156	3,604,666
Customer deposits	1,047,250	1,132,886
Income tax payable	1,759,402	664,995
Total Current Liabilities	5,025,808	8,267,851

Stockholders' Equity

Common stock, $.001 par value, 70,000,000
shares authorized, 41,619,966 and 36,809,036 issued and outstanding	41,621	36,810
Additional paid in capital	15,833,368	8,601,534
Other comprehensive income-foreign currency translation	1,520,166	545,164
Statutory reserve	372,144	372,144
Retained earnings	26,633,573	12,101,396
Total Stockholders' Equity	44,400,872	21,657,048
Total Liabilities and Stockholders' Equity	$49,426,680	$29,924,899

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31,

	2008	2007		2006

Gross revenues,	$76,759,411		$44,294,853	$10,013,788
Cost of services	52,660,138		30,242,330	4,928,570
Gross Profit	24,099,273		14,052,523	5,085,218

Selling, general and administrative expenses	5,231,994		3,452,111	1,969,280

Total expenses	5,231,994		3,452,111	1,969,280

Income from operations	18,867,279		10,600,412	3,115,938

Other Income (Expense)
Loss on disposal of assets	(1,105)		-
Other income	8,402		25,105	36,383
Interest income	39,416		3,293	11,994
Interest expense	(106,163)		(80,847)	(2,754)
Total Other Income (Expense)	(59,450)		(52,449)	45,623
Income before income taxes	18,807,829		10,547,963	3,161,561

Provision for income taxes	(4,275,652)		(1,852,069)	(603,083)
Net income	$14,532,177		$8,695,894	$2,558,478

Net income per common share
Basic	$.38		$.26	$.07
Diluted	$.38	$	. .26	$.07

Weighted average common shares outstanding
Basic	38,562,155		33.629,518	30,450,000
Diluted	38,562,155		33,629,518	30,450,000

Net income	$14,532,177		$8,695,894	$2,558,478
Other comprehensive income-foreign currency Translation	975,002		441,353	89,763
Comprehensive income	15,507,179		9,137,247	2,648,241

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31,

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14,532,177	$8,695,894	$2,558,478
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	72,118	88,792	48,031
Provision for doubtful accounts	137,024	42,900	-
Stock based compensation	207,588	945,903	950,040
Loss on asset disposal	1,105	-	-
(Increase) / decrease in assets:
Accounts receivable	(5,448,410)	(1,816,023)	(18,788)
Other receivable	1,156,013	(546,172)	(661,158)
Advances	178,393	1,214,697	(1,831,558)
Due from shareholder	1,444,818	747,471	642,608
Prepaid expenses	(289,026)	4,896	(26,061)
Trade deposits	(4,086,777)	1,177,822	(397,041)
Customer deposits	-	34,004	(15,298)
Escrow deposits	(762,800)	-	-
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(1,385,510)	(1,504,385)	76,406
Customer deposits	(85,636)	275,247	-
Income tax payable	1,094,407	97,657	106.873
Total Adjustments	(7,766,693)	(1,592,835)	(1,125,846)

Net cash provided by(used in) operating activities	6,765,484	7,103,059	1,432,632

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(192,436)	(57,930)	(60,406)
Purchase of intangibles	(316,106)	-	-
Proceeds from asset disposals	663	-	-
Acquisition deposits	1,453,050	1,428,773	(1,580,740)
Paid for acquisition – net of cash acquired	-	(10,008,642)	-
Net cash used by Investing activities	945,171	(8,637,799)	(1,641,146)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) Proceeds of bank loan	(1,288,554)	1,288,554	-
Proceeds of equity financing	7,712,494	-	-
Note payable – others	(1,576,750)	1,576,750	-
Net cash provided by financing activities	4,847,190	2,865,304	-
Effect of exchange rate changes on cash and cash equivalents	975,002	297,565	89,763

Net change in cash and cash equivalents	13,532,847	1,628,129	(118,751)
Cash and cash equivalents, beginning balance	2,671,684	1,043,555	1,162,306
Cash and cash equivalents, ending balance	$16,204,531	$2,671,684	$1,043,555

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$106,163	$80,847	$2754
Income Taxes	$3,181,245	$1,450,924	$496,110
Other non-cash transactions
Purchased Goodwill	$-	$(13,526,809)	$-
Fair value of assets purchased less cash acquired	-	(2,178,333)	-
Acquisition financed with stock issuance	-	5,696,500	-
Acquisition paid for with cash – net of acquired	$-	$(10,008,642)	$-

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE  YEARS ENDED DECEMBER 31, 2008

	Common Stock		Additional Paid In Capital	Other Comprehensive Income	Retained Earnings	Statutory Reserve	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2005	30,450,000	$30,450	$332,013	$14,048	$883,995	$-	$1,260,506

Foreign currency translation adjustments				89,763			89,763

Income for the year ended December 31, 2006					2,558,478		2,558,478

Balance December 31, 2006	30,450,000	30,450	332,013	103,811	3,442,473	-	3,908,747

Stock Paid for Acquisitions	2,589,036	2,590	5,593,910				5,696,500

Foreign currency translation adjustments				441,353			441,353

Stock Based Compensation	3,770,000	3,770	1579,630				1,583,400

Warrants issued			995,981				995,981

Reflect acquisition						335,173	335,173

Transfer to statutory reserve					(36,971)	36,971	-

Income for the year ended December 31, 2007					8,695,894		8,695,894

Balance December 31, 2007	36,809,036	36,810	8,601,534	545,164	12,101,396	372,144	21,657,048

Foreign currency translation adjustments				975,002			975,002

Forfeited options			(683,437)				(683,437)

Stock Based Compensation			207,588				207,588

Equity	222,222	222	599,772				599,994

Financings	4,588,708	4,589	7,107,911				7,112,500

Income for the year ended December 31, 2008					14,532,177		14,532,177

Balance December 31, 2008	41,619,966	$41,621	$15,833,368	$1,520,166	$26,633,573	$372,144	$44,400,872

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

Reclassification

The Company has reclassified and included all costs directly associated with the generation of revenue in its cost of services. These costs were previously classified as selling, general, and administrative expenses in the consolidated financial statements.  This reclassification has resulted in no change in the Company’s reported Consolidated Balance Sheets as of December 31, 2008 and 2007 and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008.  The reclassification did affect the individual components of the Company’s Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2008. Costs of services that were reclassified from the Company’s selling, general, and administrative expenses amounted to $1,104,147, $723,318, and $334,194 for the years ended December 31, 2008, 2007 and 2006, respectively.  However, this reclassification had no effect on the reported consolidated net income.

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

Furniture and Fixtures	5 years
Transportation equipment	5 years
Office equipment	5 years
Leasehold Improvements	5 – 10 years

As of December 31, 2008 and 2007 Property, Plant & Equipment consist of the following:

	2008	2007
Furniture & fixture	$18,247	$18,247
Transportation equip	183,024	301,308
Office equipment	369,440	177,004
Leasehold improve	31,374	31,374
	602,085	527,933
Accumulated depreciation	(328,745)	(400,540)
	273,340	127,393

Depreciation expense for the years ended December, 31, 2008, 2007, and 2006 was $44,721, $57,530 and $18,665, respectively, of which $40,249, $51,777, and $16,799 was included as part of cost of services for the years ended December 31, 2008, 2007 and 2006, respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of Statement 142, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  See Note 8, Purchase of Subsidiary, for additional information regarding goodwill. As of December 31, 2008 there has been no impairment losses or gain or loss on disposal of Goodwill amounts.

As of December 31, 2008 and 2007 Goodwill consists of the following:

	2008	2007
Shenzhen Speedy Dragon Enterprises Ltd.	$3,630,539	$3,630,539
Shanhai Lanbao Travel Service Co., Ltd.	3,081,799	3,081,799
Foshan International Travel Service Co., Ltd.	6,049,576	6,049,576
Xian Golden Net Travel Serve Services	764,895	764,895
	$13,526,809	$13,526,809

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

The Company has four types of revenue stream from its four lines of businesses, namely (i) air-ticketing (Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Universal Travel E- Commerce Co., Ltd.), (ii) hotel reservations (Shanghai Lanbao Travel Service Co., Ltd.), (iii) packaged tours (Foshan International Travel Service Co., Ltd., Xian Golden Net Travel Serve Services Co, Ltd. and Shenzhen Universal Travel Agency Co., Ltd.) and (iv) air cargo agency services (Shenzhen Speedy Dragon Enterprises Ltd.).

Air-ticketing services

The Company receives commissions from travel suppliers for air-ticketing services through its transaction and service platform under various services agreements. The Company does not charge customers differently from the prices provided by travel suppliers.  The Company has no discretion on the air ticket prices or the applicable commission rates as they are dictated by the travel suppliers. Commissions from air-ticketing services rendered are recognized after air tickets are issued. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not assume inventory risks and has no obligations for cancelled airline ticket reservations.

Hotel reservation services

The Company receives commissions from travel suppliers for hotel room reservations through its transaction and service platform. The Company does not charge customers differently from the prices provided by hotel suppliers.  The Company has no discretion on the hotel room prices or the applicable commission rates as they are dictated by the hotel suppliers.  Commissions from hotel reservation services rendered are recognized after hotel customers have completed their stay at the applicable hotel and upon confirmation of pending payment of the commissions by the hotel. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not assume inventory risks and has no obligations for cancelled hotel reservations.

Packaged-tour

The Company receives fees from providing domestic and cross-boarder travel tour our services.  The Company contracts with traffic service providers, accommodation providers and leisure service providers to purchase air tickets, train and coach tickets, accommodation and leisure or entertainment packages in bulk and then resell them to its customers with a mark-up.  Fees generated from packaged-tour are recognized on a gross basis in the statements of income, when the tour is completed, as the Company, generally, undertakes the majority of the business risk.  The Company is the primary obligor to pay the service providers upon rendering of those services.  In addition, the Company acts as principal related to the packaged-tour services rendered or when tour is completed and collections are reasonably assured.  Generally, the Company does not issue refund to its customers unless cancellation is due to its and or the service provider’s non-delivery of services. Historically, refunds and cancellations do not have a material impact on the Company’s consolidated financial statements in any accounting period.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Air Cargo Business

The Company receives fees from its air cargo business.  The Company basically brokers air cargo spaces and resell them to local logistic companies to generate revenue.  The Company has contracted with Chinese domestic airlines as its vendors to carry out its cargo services.  Revenues generated from air cargo business are recognized on a gross basis in the statements of income when service is rendered, as the Company, generally, undertakes the majority of the business risk.  The Company is the primary obligor to pay the service providers upon rendering of those services.  In addition, the Company acts as principal related to the air cargo services rendered and collections are reasonably assured.  Customers are charged based on the class and weight of goods shipped.

Historically, the Company has experienced minimum and or immaterial returns and or cancellation from its four lines of businesses, which amount if any would have no material impact on its consolidated financial statements.  Accordingly, no allowance has been provided for in the periods presented.

Cost of Services

Costs of services for air tickets cover mainly business and revenue related taxes.  Costs of services for hotel reservations cover mainly business and revenue related taxes, as well as commissions paid to the sales agents for selling hotel rooms in the company’s system.  Costs of services for the cargo agency business mainly include the costs of warehousing and delivery charges.  Costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

Other direct costs such as systems and related technologies used by each segment operations, and costs associated with payment processing are also included in the Company’s Costs of Services. In addition, the Company allocates costs of labor and facilities, depreciation, communications, and utility expenses incurred by each segment between costs of services and general administrative expenses.  The percentage, ranging from 50% to 80%, allocated to costs of sales is based on management estimate, and the percentage allocated is estimated to be directly associated with the generation of revenues.

Consolidated costs such as stock-based compensation and corporate professional fees are not allocated to any segment. These costs are reported as general operating expenses in the Company’s Statements of Income. For the years ended December 31, 2008, 2007 and 2006, such expenses amounted $464,917, $945,903 and $950,040, respectively.

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

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The Company’s intangible assets consist primarily of map of hotels and scenic spots used for marketing purposes. These definitive lived intangible assets are being amortized over their useful lives.  Expenditures of $316,107 were capitalized in 2008 and will be amortized over a 3 year life.  The Company recorded amortization expense for definitive lived intangible assets of $27,397, $31,262, and $29,366 for the years ended December 31, 2008, 2007 and 2006, respectively. The company will record approximately $105,369, $105,369, and $96,588 over the next three years, respectively.

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

Net Income Per Share

The Company accounts for net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“EPS”), which requires presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to the Company’s warrants and stock options (calculated using the treasury stock method).  Diluted net income (loss) per share is calculated by including potentially dilutive share issuances in the denominator.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	The year ended December 31,
	2008	2007	2006

Basic net income per share:
Numerator:
Net income used in computing basic net income per share	$14,532,177	$8,695,894	$2,558,478
Net income applicable to common shareholders	$14,532,177	$8,695,894	$2,558,478

Denominator:
Weighted average common shares outstanding	38,562,155	33,629,518	30,450,000
Basic net income per share	$0.38	$0.26	$0.07

Diluted net income per share:
Numerator:
Net income used in computing diluted net income per share	$14,532,177	$8,695,894	$2,558,478
Net income applicable to common shareholders	$14,532,177	$8,695,894	$2,558,478

Denominator:
Weighted average common shares outstanding	38,562,155	33,629,518	30,450,000
Weighted average effect of dilutive securities:
Stock options and warrants	182,237	150,000	-
Shares used in computing diluted net income per share	38,744,392	33,779,518	30,450,000
Diluted net income per share	$0.38	$0.26	$0.07

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

In February, 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assets and Financial Liabilities’ – Including an Amendment of FABS Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”).  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s financial statements.

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

Recent Accounting Pronouncements (Continued)

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

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF No. 07-05 on its financial position and results of operations.

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

Note 3 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of December 31, 2008 and 2007 the Company had paid $6,737,520 and $2,650,744 as trade deposits respectively.

The following summaries the Company’s deposits outstanding by each of its subsidiaries and the nature and purpose of each deposit as of December 31, 2008 and 2007:

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 3 – TRADE DEPOSITS AND ADVANCES (Continued)

	2008	2007
Shenzhen Yuzhilu Aviation Service Co., Ltd:
Deposit for 600 sets of kiosk. The Company will start record of asset and depreciation on a 5 year straight-line method for the actual number of kiosk when they start operation.	$3,171,851	$-
CRM System Design. This was a prepayment to the design of CRM system, and the Company will start record of intangible asset and amortize over 5 year period when the CRM system begin to operate.	41,216	-
Design fee for kiosk. The Company will start amortization at the percentage of actual number of kiosk operative over total 600 set of kiosk at the time the actual number of kiosk starts operation.	103,479	-
Deposit for airlines. This was a credit based for issuing air-tickets, and the full amount is returnable if the company discontinues air-ticket business.	674,277	411,240
Deposit for air-ports. This was a deposit for admittance to do marketing in air-ports, and is deductible against monthly rental obligation to air-ports	21,631	-
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	1,096,170	-
Subtotal	$5,108,624	$411,240

Shenzhen Speedy Dragon Enterprises Limited:
Deposit for Air China Cargo. This was a credit based for selling air cargo spaces, and the full amount is returnable if the company discontinues air-ticket business.	$21,923	$-
Deposit for China Southern Airlines. This was a credit based for selling air cargo spaces, and the full amount is returnable if the company discontinues air-ticket business.	114,744	-
Other. This was a rental bond for office space, and is returnable when ceasing rental	29,572	-
Deposit to CAAC. This will be transferred to Annual subscription expenses to CAAC.	118	-
Subtotal	$166,357	$-

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 3 – TRADE DEPOSITS AND ADVANCES (Continued)

(Continued)	2008	2007
Foshan Overseas International Travel Service Co. Ltd.:
Deposit paid to tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies.	$632,726	$1,901,950
Advance payment to tour guides for expenses during leading the tour. This will be transferred to costs when the tour guide return from tour and provide supporting evidence.	230,573	337,554
Subtotal	$863,299	$2,239,504

Xian Golden Net Travel Serve Services, Ltd.:
Deposit for Luoyang Tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies	$292,312	$-
Deposit for Henan Tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies.	219,234	-
Deposit for transportations. This was a credit based for co-operate transportation suppliers, and is deductible against transportation payments, the balance is returnable when cease doing business with these agencies.	87,694	-
Subtotal	$599,240	$-

Total	$6,737,520	$2,650,744

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

On September 20, 2007, the Company entered into a share exchange agreement with Foshan Overseas International Travel Service Co. Ltd. (“FOI”), and the shareholders of FOI. The shareholders of FOI received a promissory note from the Company totaling $3,153,500. The promissory note bears no interest, with a maturity date of one year. Balance at December 31, 2008 and 2007 was $-0- and $ 1,576,750 respectively.

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

The excess of purchase price over tangible assets acquired and liabilities assumed of $3,630,539 was recorded as goodwill. At the time of the acquisition no identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under SFAS 141.

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

The stock consideration consisted of 600,00 newly issued shares of the Registrant’s common stock immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $2,828,000 in cash and payable no later than the first anniversary of the Merger Transaction. The obligation to pay the cash consideration is evidenced by interest-free promissory notes between the Registrant and each of the SLB Shareholders.

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

Pursuant to the Registration Rights Agreement, also dated August 28, 2008, the company is liable for damages equal to 2% of the aggregate purchase price, should the Company fail to meet the Filing, Effectiveness, and maintenance deadlines. Defaults in these payments shall bear interest at the rate of one-half (1.5%) per month, until paid in full.

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

For the year ended
December 31, 2008

Expected Volatility	146%
Expected term (in years)
Richard P. Randall	8.5
James Treacy	8.5
Yizhao Zhang	9.5
Expected dividends	-
Risk-free rate of return (weighted average)	2.92%

Weighted average grant-date fair value	$1.52-3.75

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 9 – STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

Pursuant to the Securities Purchase Agreement entered into On August 28, 2008, the Company issued warrants to purchase 2,294,356 shares of Common Stock. The unit purchase price was $1.55 per Common Share and a related Warrant for the purchase of one-half a Common Share, times the number of Common Shares purchased. Market Value of the Company’s stock on August 28, 2008 was $1.35. Each warrant has an Exercise Price of $2.71 and a term of 5 years from the date of issuance. The Company measured and recognized an aggregate of $2,091,738 of the proceeds to additional paid in capital upon issuance of these warrants. The terms of the warrants provide for an adjustment to the exercise price of these warrants if the Company closes on the sale or issuance of its common stock at a price which is less than the exercise price then in effect for these warrants. Upon the Company’s adoption of EITF No. 07-05 beginning January 1, 2009, the warrants will be reclassified from equity to derivative liability for the then relative fair market value and marked to market.

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

Note 14 -   SEGMENT INFORMATION

We currently have four discrete lines of business and revenue, and each is carried out by one or two subsidiaries of the Company: (i) air-ticketing (Shenzhen Yu Zhi Lu Aviation Service Company Limited), (ii) hotel reservations (Shanghai Lanbao Travel Service Company Limited), (iii) packaged tours (Xi'an Golden Net Travel Serve Service Company Limited and Foshan Overseas International Travel Service Co., Ltd) and (iv) air cargo agency services (Shenzhen Speedy Dragon Enterprise Limited). Operations of each segment are exclusive to the operations of the associated subsidiary company. In addition to air-ticking services, Shenzhen Yu Zhi Lu Aviation Service Company Limited also operated air cargo business during the year ended December 31, 2007, however, it had transferred all its air cargo agency business to Shenzhen Speedy Dragon Enterprise Limited at the beginning of fiscal year 2008. We separately operate and prepare accounting and other financial reports to management for these five major business organizations. The company uses the management approach of segment reporting. Pursuant to the SFAS 131 they disclose segments on a single basis, which in their case is the legal entity. Management monitors these segments regularly to make decisions about resources to be allocated to the segment and assess its performance.

The following tables’ present summarized information by segment and by subsidiary:

Year Ended December 31, 2008
	Shenzhen Yuzhilu Aviation Service Co., Ltd. (air- ticketing)	Shenzhen Speedy Dragon Enterprises Limited (air cargo Business)	Shanghai Lanboa Travel Service Co., Ltd. (Hotel Reservation)	Foshan International Travel Service Co., Ltd. (packaged Tours)	Xian Golden Net Travel Serve Services (Packaged tours)	Other (corporate Expense)	Total
Sales, net	$12,333,527	$10,937,573	$8,340,519	$27,549,267	$17,598,525	$-	$76,759,411
Cost of sales	$1,166,155	$9,347,312	$3,209,777	$23,942,757	$14,994,137	$-	$52,660,138
Gross profit	$11,167,372	$1,590,261	$5,130,742	$3,606,510	$2,604,388	$-	$24,099,273
Income from operations	$7,839,219	$950,170	$5,032,193	$3,176,248	$2,334,366	$(464,917)	$18,867,279
Depreciation &Amortization	$43,391	$10,381	$4,405	$13,413	$528	$-	$72,118
Asset Expenditures	$184,415	$-	$-	$5,647	$2,374	$-	$192,436
Total assets	$24,303,306	$3,075,033	$7,402,560	$5,917,701	$4,225,493	$4,502,587	$49,426,680

Year Ended December 31, 2007
Sales, net	$16,760,039	$11,739,272	$2,383,129	$4,863,423	$8,548,989	$-	$44,294,853
Cost of sales	$8,048,074	$9,631,553	$1,014,577	$4,250,872	$7,297,253	$-	$30,242,330
Gross profit	$8,711,965	$2,107,719	$1,368,552	$612,551	$1,251,735	$-	$14,052,523
Income from operations	$7,170,695	$1,396,464	$1,396,557	$491,187	$1,091,411	$(945,903)	$10,600,411
Depreciation &Amortization	$65,161	$6,718	$4,363	$11,902	$648	$-	$88,792
Asset Expenditures	$26,376	$24,737	$2,513	$4,304	$-	$-	$57,930
Total assets	$17,797,460	$2,297,301	$2,597,624	$4,414,204	$2,134,874	$683,436	$29,924,899

Year Ended December 31, 2006
Sales, net	$10,013,788	$-	$-	$-	$-	$-	$10,013,788
Cost of sales	$4,928,570	$-	$-	$-	$-	$-	$4,928,570
Gross profit	$5,085,218	$-	$-	$-	$-	$-	$5,085,218
Income from operations	$4,065,978	$-	$-	$-	$-	$(950,040)	$3,115,938
Depreciation &Amortization	48,031	-	-	-	-	-	48,031
Asset Expenditures	60,406	-	-	-	-	-	60,406
Total assets	$7,563,826	$-	$-	$-	$-	$-	$7,563,826

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)      Evaluation of disclosure controls and procedures

The term  "disclosure  controls and procedures"  (defined in SEC Rule 13a-15(e)) refers to the  controls and other  procedures  of a company that are designed to ensure that  information  required to be  disclosed  by a company in the reports that it files under the Securities  Exchange Act of 1934 (the "Exchange Act") is recorded,  processed,  summarized and reported, within time periods specified in the rules and  forms of the  Securities  and  Exchange  Commission. "Disclosure controls and procedures"  include,  without limitation,  controls and procedures designed to ensure that information required to be disclosed by a company in the reports  that it files or submits  under the  Exchange  Act is  accumulated  and communicated to the company's management,  including its principal executive and principal  financial  officers,  or persons  performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Chief Executive Officer and  the  Chief  Financial  Officer,  has  evaluated  the  effectiveness  of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation  Date").  Management  determined that, at the Evaluation Date, the Company had a material weakness because it did not have a sufficient  number of personnel with an appropriate  level of knowledge of and experience in generally accepted  accounting  principles in the United States of America (U.S.  GAAP) that are appropriate to the Company's  financial  reporting requirements.  In particular, it identified a material weakness in the Company’s internal control over financial reporting with respect to, among other things, the proper classification of all its costs directly associated with the generation in its cost of services.  Based on that evaluation,  the Company's Chief Executive  Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were ineffective.

(b)      Changes in internal controls

The term  "internal  control  over  financial  reporting"  (defined  in SEC Rule 13a-15(f))  refers to the  process  of a company  that is  designed  to  provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation  of financial  statements for external  purposes in accordance  with generally accepted accounting  principles.  The Company's  management,  with the participation of the Chief Executive  Officer and Chief Financial  Officer,  has evaluated any changes in the Company's internal control over financial reporting that  occurred  during the fourth  quarter  of the year  covered by this  annual report,  and they have  concluded  that  there  was no  change to the  Company's internal control over financial  reporting that has materially  affected,  or is reasonably  likely to materially  affect,  the Company's  internal  control over financial reporting.

(c)      Management's Report on Internal Control over Financial Reporting

Management  of the  Company is  responsible  for  establishing  and  maintaining adequate internal control over financial  reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those  internal  controls  as of  December  31,  2008,  using the  Committee  of Sponsoring  Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment.

Because of inherent  limitations,  internal control over financial reporting may not  prevent  or  detect   misstatements.   Projections  of  any  evaluation  of effectiveness to future periods are subject to the risk that controls may become inadequate  because of changes in  conditions,  or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed,  have inherent limitations.  Therefore, even those systems  determined to be effective can provide only  reasonable  assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination  of control  deficiencies,  that  adversely  affects  the  Company's ability to initiate,  authorize,  record,  process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material  misstatement of the Company's annual or interim  financial  statements that is more than  inconsequential  will not be prevented  or  detected.  In the course of making our assessment of the  effectiveness of internal  controls over financial  reporting,  we  identified  one  material  weakness  related  to  the Company's  control  environment,  in that the Company did not have a  sufficient number  of  personnel  with an  appropriate  level of U.S.  GAAP  knowledge  and experience  appropriate to its financial  reporting  requirements.  Accordingly, management's  assessment is that the Company's  internal controls over financial reporting were ineffective as of December 31, 2008.

This  annual  report  does not include an  attestation  report of the  Company's registered  public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by the Company's registered  public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission  that permit the Company to provide  only  management's report in this annual report.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2008 are fairly stated, in all material respects, in accordance with US GAAP.

Management intends to strengthen its accounting and compliance procedures further in 2009.

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

Yizhao Zhang, 39,  has over 13 years of experiences in portfolio investment, corporate finance, and accounting. He joined us as our independent director and audit chairman on June 24, 2008. From August 2008 to January 2009, he was the Chief Financial Officer of Energroup Holdings Corp.  From May 2007 through May 2008, he was Chief Financial Officer of Shengtai Pharmaceutical Inc., an OTCBB company. From April 2006 through December 2006, he was the Deputy Chief Financial Officer of China Natural Resources, Inc., a NASDAQ-listed company. From April 2005 through April 2006, he was the vice president and senior manager in Chinawe Asset Management Consultancy Limited, a US public company which mainly manages non-performing loan assets in China. He was a financial consultant with Hendrickson Asset Management Assistance LLP from January 2004 through November 2004. Prior to that, he worked from a foreign exchange and common stock trader to a portfolio manager in the South Financial Service Corporation from 1993 to 1999.  Mr. Zhang is a certified public accountant of Delaware, and a member of the American Certified Accountants (AICPA).  Mr. Zhang received a Bachelor degree in Economics from Fudan University, Shanghai in 1992 and obtained an MBA degree with Financial Analysis and Accounting concentrations from the State University of New York, University at Buffalo in 2003.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jiangping Jiang	2008	$9,230	$1,411	—	—	—	—	—	$10,641
Chief Executive Officer (principal executive officer)	2007	$9,230	$1,411	—	—	—	—	—	$10,641

Hujie Gao	2008	$5,384	$461	—	—	—	—	—	$5,845
Vice President of Corporate Finance (principal financial officer)(1)	2007	$5,384	$461	—	—	—	—	—	$5,845

Jing Xie	2008	$11,034	$849	—	—	—	—	—	$11,883
Chief Financial Officer (principal financial officer) (1)	2007	$7,947	$795	—	—	—	—	—	$8,742

(1)	Mr. Jing Xie assumed the position of our Chief Financial Officer with effect from February 17, 2009 and accordingly, is our principal financial officer from that date.

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

On January 20, 2009, Mr. Jiduan Yuan and Mr. Lizong Wang were each granted options to purchase 100,000 shares of our Common Stock and  Mr Liquan Wang was each granted options to purchase 30,000 share of our Common Stock under the Universal Travel Group 2009 Incentive Stock Plan.  The options have an exercise price of $0.90 and a term of 10 years. The options vest in six annual equal installments.  However, in the event (i) the Company reports an after tax Net Income of $14,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2008, then options to purchase one-third of the shares granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options rateably, (ii)  the Company reports an after tax Net Income of $18,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2009, then options to purchase another one-third of the shares  granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options rateably and (iii) the Company reports an after tax Net Income of $22,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2010, then options to purchase another one-third of the shares granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his options rateably.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock (1)

Owner of More than 5% of Class

Common Stock	Pope Investments II LLC	4,935,484		13.86%
	5100 Poplar Avenue, Suite 805, Memphis, TN 38137

Warrant	Pope Investments II LLC	967,742	(2)
	5100 Poplar Avenue, Suite 805, Memphis, TN 38137

Directors and Executive Officers

Common Stock	Jiangping Jiang 3/F Hualian Building, No. 2008 Shennan Road Central, Fulian District, Shenzhen, People’s Republic of China 518031	12,000,000		28.83%

Common Stock	Yizhao Zhang 3/F Hualian Building, No. 2008 Shennan Road Central, Fulian District, Shenzhen, People’s Republic of China 518031	33,333	(3)	*

Common Stock	Jing Xie 3/F Hualian Building, No. 2008 Shennan Road Central, Fulian District, Shenzhen, People’s Republic of China 518031	—		—

Common Stock	Hujie Gao 3/F Hualian Building, No. 2008 Shennan Road Central, Fulian District, Shenzhen, People’s Republic of China 518031	—		—

Common Stock	Jiduan Yuan 3/F Hualian Building, No. 2008 Shennan Road Central, Fulian District, Shenzhen, People’s Republic of China 518031	—		—

Common Stock	Lizong Wang 3F Hualian Building, No. 2008 Shennan Road Central, Fulian District, Shenzhen, People’s Republic of China 518031	—		—

Common Stock	Liquan Wang 3/F Hualian Building, No. 2008 Shennan Road Central, Fulian District, Shenzhen, People’s Republic of China 518031	—		—

	Officers and Directors as a group	12,033,333		28.89%

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

Director Independence.

The OTC Bulletin Board, on which our common stock is currently traded, does not maintain director independence standards, however, Messrs. Zhang, Wang, Yuan and Wang qualify as independent directors under the guidelines of the NYSC Alternext.

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

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang
Chief Executive Officer (principal executive officer)
Date:

By:	/s/ Yizhao Zhang
Yizhao Zhang
Chief Financial Officer (principal accounting and financial officer)
Date:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Jiangping Jiang	October 28, 2009
By: Jiangping Jiang
Chief Executive Officer and Director
(principal executive officer)

/s/ Yizhao Zhang	October 28, 2009
By: Yizhao Zhang
Chief Financial Officer (principal accounting and financial officer)

/s/ Jing Xie	October 28, 2009
By: Jing Xie
Secretary and a director

/s/ Hujie Gao	October 28, 2009
By: Hujie Gao
Vice President of Corporate Finance and a director

/s/ Liquan Wang	October 28, 2009
By: Liquan Wang
Director

/s/ Jiduan Yuan	October 28, 2009
By: Jiduan Yuan
Director

/s/ Lizong Wang	October 28, 2009
By: Lizong Wang
Director

/s/ Lawrence Lee	October 28, 2009
By: Lawrence Lee
Director