Form 10-Q/A
period 2009-03-31
UNIVERSAL TRAVEL GROUP
filed 2009-10-29
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2

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

EXPLANATORY NOTE

In this Amendment No. 2 to Quarterly Report on Form 10-Q/A (this “Form 10Q/A”), we refer to  Universal Travel Group, a Nevada corporation, as “we,” “us,” “our” or “our company.”

We are filing this Amendment No. 2 to Quarterly Report on Form 10-Q/A to amend certain disclosures in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2009 and Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, as originally filed with the SEC on May 7, 2009 (our “Report”).  The principal changes to our Report in this amendment are as follows:

We have identified certain accounting errors related to the omission of the accounting for a derivative liability upon the adoption of EITF 07-5 effective January 1, 2009, and the subsequent accounting for the changes in the associated liability from the marked to market. We also identified an error in our dilutive weighted average common shares computation.  The net effect of the correction of these errors resulted in an increase in the Company’s reported total liabilities as of March 31, 2009 by $1,441,697, a decrease in the Company’s reported additional paid in capital as of March 31, 2009 by $2,091,738, an increase in the Company’s reported net incomes for the three months ended March 31, 2009 by $113,265, an increase in the Company’s reported retained earnings as of March 31, 2009 by $650,041, a decrease in the dilutive weighted average common shares outstanding by 1,754,913 shares, and an increase in the dilutive net income per common share by $0.03.

The Company also has reclassified and included all costs directly associated with the generation of revenue in its cost of services. These costs were erroneously classified as selling, general, and administrative expenses in the consolidated financial statements previously filed.  This reclassification has resulted in no change in the Company’s reported Consolidated Balance Sheet as of March 31, 2009 and Consolidated Statement of Cash Flows for the three months ended March 31, 2009.  The reclassification did affect the individual components of the Company’s cost of services and selling, general and administrative expenses as reported on its Consolidated Statement of Income for the three months ended March 31, 2009.  However, this reclassification had no effect on the reported consolidated net income.

We have added Note 14 to our consolidated financial statements to disclose the effect and further information regarding the above changes.

In addition, for clarification purposes, the Company also modified and expanded its disclosures of the following significant accounting policies:

•
Revenue Recognition accounting policy was modified to present revenue recognition criteria for each source of revenues and the related significant assumptions, judgments and estimates associated with these revenues. The Company also added the disclosure of the impacts of sales returns and cancellations, as well as the pass through nature of pricing within the air-ticketing and hotel reservations segments. The modification of disclosures of revenue recognition policy had no impact on the Company’s consolidated financial statements and the results of operations,

•
Costs of Services accounting policy was added to describe the nature of the costs considered to be cost of revenue attributable to each of the respective sources of revenue.  The addition of disclosures of costs of services accounting policy incorporated the reclassification as described above,

•
Net Income Per Share accounting policy was added to clarify our computation of basic and diluted weighted average shares outstanding, and the effect of stock options and warrants on the average number of shares outstanding. The addition of disclosures of net income per share accounting policy incorporated the correction of errors as described above,

•
Goodwill accounting policy was modified to include a roll forward schedule that reconciles the beginning and ending balances of goodwill assigned to each segment for each period presented. The modification of disclosures of goodwill accounting policy had no impact on the Company’s consolidated financial statements and the results of operations,

•
Derivative Liability accounting policy was added to disclose the accounting for a derivative liability upon the adoption of EITF 07-5 effective January 1, 2009, and the subsequent accounting for the changes in the associated liability from the marked to market. The addition of disclosures of derivative liability incorporated the correction of errors as described above,

•
Reclassification accounting policy was added to clarify that certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation, and the reclassifications had no effect on the result of operations.

The Company also added the presentation of comprehensive income for each period presented in an acceptable form set forth in accordance with SFAS 130.  Also, the Segment Information footnote was modified to be in compliance with the disclosures required by SFAS 131. In addition, we modified and expanded our disclosures on Note 3, Trade Deposits and Advances, to provide a summary of the Company’s deposits outstanding by each of its subsidiaries and the nature and purpose of each deposit. The modification of the disclosures of this footnote is for clarification purposes and had no impact on the Company’s consolidated financial statements and the results of operations,

The Company has revised its Management’s Discussion and Analysis Results of Operations included its Form 10Q/A for the quarter ended March 31, 2009 accordingly to reflect all the above changes. In addition, the Company expended its analysis of the changes in revenues, costs of services, gross profit and gross profit margin for each of the segments for all periods presented, including the relative impact of each segment to the Company’s consolidated results as well as the factors affecting the results of each segment, including adding a tabular presentation outlining the segment effect in gross margin.

The Company has amended Item 4 Controls and Procedures to disclose ineffectiveness in its disclosure controls and procedures as of March 31, 2009.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits herewith, and as such, we have included Item 6 of Part II, “Exhibits,” as part of this Form 10-Q/A.  As further required by Rule 12-b-15, this Form 10-Q/A sets forth the complete text of each item as amended.

This Amendment No. 2 to Quarterly Report on Form 10-Q/A does not contain our auditor’s review report as it is not required pursuant to SEC Reg S-X.T.Rule10-01(d).

Other than the correction of typographical and the errors described above, all other information in our original Form 10-Q remains unchanged. For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended and restated. Except to the extent relating to the restatement of our consolidated financial statements and other financial information described above, this amendment continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report.

FORM 10-Q/A
UNIVERSAL TRAVEL GROUP
INDEX

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

TABLE OF CONTENTS

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

	3/31/2009	12/31/2008
	(Unaudited) (As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$19,171,277	$16,204,531
Accounts receivable, net	12,913,177	10,715,206
Other and deposits, net	431,979	141,413
Trade deposit	4,567,822	6,737,521
Advances	438,981	438,468
Escrow deposits	162,301	762,800
Prepaid expenses	196,154	319,257
Total Current Assets	37,881,691	35,319,196

Property & equipment, net	1,473,656	273,340
Intangible assets	280,134	307,335
Goodwill	13,526,809	13,526,809
	15,280,599	14,107,484
Total Assets	$53,162,290	$49,426,680

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,912,427	$2,219,156
Customer deposits	1,405,967	1,047,250
Income tax payable	975,038	1,759,402
Total Current Liabilities	5,293,432	5,025,808

Derivative Liability	1,441,697	-

Total Liabilities	6,735,129	5,025,808

Stockholders' Equity

Common stock, $.001 par value, 70,000,000 shares authorized,
13,873,969 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively	13,873	13,873
Additional paid in capital	13,934,378	15,861,116
Other comprehensive income	1,554,873	1,520,166
Statutory reserve	372,144	372,144
Retained earnings	30,551,893	26,633,573
Total Stockholders' Equity	46,427,161	44,400,872
Total Liabilities and Stockholders' Equity	$53,162,290	$49,426,680

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2009	2008
	(As Restated)
Gross revenues,	$17,369,678	$10,076,304
Cost of services	11,343,173	7,388,434
Gross Profit	6,026,505	2,687,870

Selling, general and administrative expenses	1,642,605	809,858

Income from operations	4,383,900	1,878,012

Other Income (Expense)
Loss on disposal of assets	-	(1,104)
Other income	3,828	2,874
Unrealized gain on derivative liability	113,265	-
Interest income	25,816	1,415
Interest expense	-	(36,707)
Total Other Income (Expense)	142,909	(33,522)
Income before income taxes	4,526,809	1,844,490

Provision for income taxes	1,145,266	380,625
Net income	$3,381,543	$1,463,865

Comprehensive Income
Net Income	3,381,543	1,463,865
Foreign currency translation gains	34,707	351,171
Total Comprehensive income	3,416,250	1,815,036

Net income per common share
Basic	$0.24	$0.12
Diluted	$0.24	$0.12

Weighted average common shares outstanding
Basic	13,873,969	12,306,715
Diluted	13,885,722	12,306,715

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,381,543	$1,463,865
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	87,283	19,489
Provision for doubtful accounts	9,205	2,961
Stock based compensation	165,000	110,011
Unrealized gain on derivative liability	(113,265)	-
Loss on asset disposal	-	1,105
(Increase) / decrease in assets:
Accounts receivable	(2,207,176)	455,846
Other receivable	(290,566)	751,258
Advances	(513)	(24,896)
Due from shareholder	-	1,309,981
Prepaid expenses	123,103	(2,492)
Trade deposits	2,169,699	(938,405)
Escrow deposits	600,499	-
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	693,272	(343,884)
Customer deposits	358,717	(120,045)
Income tax payable	(784,364)	(311,101)
Total Adjustments	810,894	909,828

Net cash provided by operating activities	4,192,437	2,373,693

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(1,260,398)	(5,647)
Proceeds from asset disposals	-	663
Acquisition deposits	-	1,453,050
Net cash (used in) provided by Investing activities	(1,260,398)	1,448,066

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of bank loan	-	(78,347)
Proceeds of equity financing	-	599,994
Note payable - others	-	(977,019)
Net cash used in financing activities	-	(453,372)
Effect of exchange rate changes on cash and cash equivalents	34,707	351,171

Net change in cash and cash equivalents	2,966,746	3,719,558

Cash and cash equivalents, beginning balance	16,204,531	2,671,684
Cash and cash equivalents, ending balance	$19,171,277	$6,391,242

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest payments	$-	$36,707
Income Taxes	$1,929,630	$691,726

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND THE YEAR ENDED DECEMBER 31, 2008
(RESTATED)

	Common Stock		Additional Paid In Capital	Other Comprehensive Income	Retained Earnings	Statutory Reserve	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$1,520,166	$26,633,573	$372,144	$44,400,872
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009			(2,091,738)		536,777		(1,554,961)
Foreign currency translation adjustments				34,707			34,707

Stock Based Compensation			165,000				165,000

Income for the three months ended March 31, 2009					3,381,543		3,381,543

Balance March 31, 2009	13,873,969	$13,873	$13,934,378	$1,554,873	$30,551,893	$372,144	$46,427,161

Balance December 31, 2007	12,270,326	$12,269	$8,626,075	$545,164	$12,101,396	$372,144	$21,657,048

Foreign currency translation adjustments				975,002			975,002

Forfeited options			(683,437)				(683,437)

Stock Based Compensation			207,588				207,588

Equity Financings	74,074	74	599,920				599,994

Equity Financings	1,529,569	1,530	7,110,970				7,112,500

Income for the year ended December 31, 2008					14,532,177		14,532,177

Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$1,520,166	$26,633,573	$372,144	$44,400,872

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
MARCH 31, 2009
(UNAUDITED AND RESTATED)

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

Description	Balance at beginning of year	(1) Charged to expenses	Deductions	Balance at end of period
Allowance for doubtful receivables	$210,139	$9,205	$-	$219,344

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant & Equipment (Continued)

As of March 31, 2009 and December 31, 2008 Property, Plant & Equipment consist of the following:

	March 31, 2009 (As restated)	December 31, 2008
Furniture & fixture	$18,247	$18,247
Transportation equip	183,024	183,024
Office equipment	1,629,838	369,440
Leasehold improve	31,374	31,374

	1,862,483	602,085

Accumulated depreciation	(388,827)	(328,745)
	$1,473,656	$273,340

Depreciation expense for the three months ended March, 31, 2009 and 2008 was $60,082 and $11,103, respectively, of which $54,074 and $9,993 was included as part of cost of services for the three months ended March 31, 2009 and 2008, respectively.

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of Statement 142, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  See Note 7, Purchase of Subsidiary, for additional information regarding goodwill.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill (Continued)

As of March 31, 2009 and December 31, 2008, Goodwill consists of the following:

	March 31, 2009 (As Restated)	December 31, 2008
Shenzhen Speedy Dragon Enterprises Ltd.	$3,630,539	$3,630,539
Shanghai Lanbao Travel Service Co., Ltd.	3,081,799	3,081,799
Foshan International Travel Service Co., Ltd.	6,049,576	6,049,576
Xian Golden Net Travel Serve Services	764,895	764,895

	$13,526,809	$13,526,809

Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009 and December 31, 2008 there were no significant impairments of its long-lived assets.

Derivative Liability

The Company issued warrants in connection with the “Securities Purchase Agreement” dated August 28, 2008 with certain reset exercise price provisions.  If the Company issues or sells shares of its common stock after the August 28, 2008 Securities Purchase Agreement or Financing for an amount less than the original exercise price per share, the exercise price of the warrants is reduced to equal the new issuance price of those shares.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Liability (Continued)

Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On January 1, 2009, the warrants, under EITF No. 07-05, were reclassified from equity to derivative liability for the then relative fair market value of $2,091,738 and marked to market.  The value of the warrants decreased by $536,776 from the warrants issuance date to the adoption date of EITF No. 07-05, January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting EITF No. 07-05 was a reduction to additional paid in capital of $2,091,738 to reclassify the warrants from equity to derivative liability and an increase in retained earnings of $536,776 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  For the three month period ended March 31, 2009, the Company recorded a gain on change in fair value of derivative liability of $113,265 to mark to market for the decrease in fair value of the warrants for the quarter ended March 31, 2009.  Under EITF 07-05, the warrants will be carried at fair value and adjusted at each reporting period.

The Company determined the fair value of the reset provisions at January 1, 2009 was $1,554,962 as the initial fair value at the adoption date of EITF No. 07-05.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: 0%; volatility: 136%, risk free rate: 1.55%, expected term: 4.66 years.

The Company determined the fair value of the reset provisions at March 31, 2009 was $1,441,697.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 131%, risk free rate: 1.67%, expected term: 4.41 years.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

Air Cargo Business

The Company receives fees from its air cargo business.  The Company basically brokers air cargo spaces and resell them to local logistic companies to generate revenue.  The Company has contracted with Chinese domestic airlines as its vendors to carry out its cargo services.  Revenues generated from air cargo business are recognized on a gross basis in the statements of income, when the service is rendered, as the Company, generally, undertakes the majority of the business risk.  The Company is the primary obligor to pay the service providers upon rendering of those services.  In addition, the Company acts as principal related to the air cargo services rendered and collections are reasonably assured.  Customers are charged based on the class and weight of goods shipped.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

Consolidated costs such as stock-based compensation and corporate professional fees are not allocated to any segment. These costs are reported as general operating expenses in the Company’s Statements of Income. For the three months ended March 31, 2009 and 2008, such expenses amounted to $420,934 and $110,011, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The Company’s intangible assets consist primarily of map of hotels and scenic spots used for marketing purposes. These definitive lived intangible assets are being amortized over their useful lives.  Expenditures of $316,107 were capitalized in 2008 and will be amortized over a 3 year life.  The Company recorded amortization expense for definitive lived intangible assets of $27,201 and $8,386 for the three months ended March 31, 2009 and 2008, respectively. The Company will record approximately $108,804, $108,804, and $62,526 over the next three years, respectively.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share of common stock-continuing operations:

	Three months ended March 31,
	2009	2008

Basic net income per share:
Numerator:
Net income used in computing basic net income per share	$3,381,543	$1,463,865
Net income applicable to common shareholders	$3,381,543	$1,463,865

Denominator:
Weighted average common shares outstanding	13,873,969	12,306,715
Basic net income per share	$0.24	$0.12

Diluted net income per share:
Numerator:
Net income used in computing diluted net income per share	$3,381,543	$1,463,865
Net income applicable to common shareholders	$3,381,543	$1,463,865

Denominator:
Weighted average common shares outstanding	13,873,969	12,306,715
Weighted average effect of dilutive securities:
Stock options and warrants	11,753	-
Shares used in computing diluted net income per share	13,885,722	12,306,715
Diluted net income per share	$0.24	$0.12

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”).  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company adopted SFAS 160 on January 1, 2009. The adoption of this statement had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management has evaluated, the effect of this pronouncement and concluded that it has no material effect on consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

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

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has a material effect on the Company’s financial statements, please see note above under “Derivative Liability”.

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

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and with Full Power ``Enterprises Global Limited being the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Agreement, the company was an inactive corporation with no significant assets and liabilities.

Note 3 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of March 31, 2009 and December 31, 2008 the Company had paid $4,567,822 and $6,737,521 as trade deposits respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 3 – TRADE DEPOSITS AND ADVANCES (Continued)

The following summaries the Company’s deposits outstanding by each of its subsidiaries and the nature and purpose of each deposit as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Shenzhen Yuzhilu Aviation Service Co., Ltd:
Deposit for 600 sets of kiosk. The Company will start record of asset and depreciation on a 5 year straight-line method for the actual number of kiosk when they start operation.	$1,948,962	$3,171,851
CRM System Design. This was a prepayment to the design of CRM system, and the Company will start record of intangible asset and amortize over 5 year period when the CRM system begin to operate.	-	41,216
Design fee for kiosk. The Company will start amortization at the percentage of actual number of kiosk operative over total 600 set of kiosk at the time the actual number of kiosk starts operation.	69,066	103,479
Deposit for airlines. This was a credit based for issuing air-tickets, and the full amount is returnable if the Company discontinues air-ticket business.	519,722	674,277
Deposit for air-ports. This was a deposit for admittance to do marketing in air-ports, and is deductible against monthly rental obligation to air-ports	21,656	21,631
Deposit for agencies. This was a credit based for the Company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	1,097,454	1,096,170
Subtotal	$3,656,860	$5,108,624

Shenzhen Speedy Dragon Enterprises Limited:
Deposit for Air China Cargo. This was a credit based for selling air cargo spaces, and the full amount is returnable if the Company discontinues air-ticket business.	21,949	$21,923
Deposit for China Southern Airlines. This was a credit based for selling air cargo spaces, and the full amount is returnable if the Company discontinues air-ticket business.	114,879	114,744
Other. This was a rental bond for office space, and is returnable when ceasing rental	29,607	29,572
Deposit to CAAC. This will be transferred to Annual subscription expenses to CAAC.	118	118
Subtotal	$166,553	$166,357

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 3 – TRADE DEPOSITS AND ADVANCES (Continued)

(Continued)	March 31, 2009	December 31, 2008
Foshan Overseas International Travel Service Co. Ltd.:
Deposit paid to tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies.	$500,932	$632,726
Advance payment to tour guides for expenses during leading the tour. This will be transferred to costs when the tour guide return from tour and provide supporting evidence.	82,517	230,574
Subtotal	$583,449	$863,300

Xian Golden Net Travel Serve Services, Ltd.:
Deposit for Luoyang Tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies	$102,429	$292,312
Deposit for Henan Tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies.	43,898	219,234
Deposit for transportations. This was a credit based for co-operate transportation suppliers, and is deductible against transportation payments, the balance is returnable when cease doing business with these agencies.	14,633	87,694
Subtotal	160,960	$599,240

Total	$4,567,822	$6,737,521

The Company has entered into a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operations and providing working capital funding. As of March 31, 2009 and December 31, 2008 the Company has advanced this company $438,981 and $438,468 respectively.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 5 - INCOME TAXES

The Company through its subsidiary Shenzhen Yuzhilu Aviation Service Co. is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) the Company has a statutory rate of 25%.

The following is a reconciliation of provision for income tax expense for the three months ended March 31, 2009 and 2008.

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

Note 7 – COMMON STOCK

In January 2007 the Company adopted the Universal Travel Group 2007 Equity Incentive Plan. Under the terms of this Plan the Company issued 1,256,667 shares of the Company’s Common stock, valued at $1,583,400, for services rendered during the period from October 2, 2006 through February 28, 2007.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 7 – COMMON STOCK (CONTINUED)

Pursuant to a share exchange agreement, the Company issued 238,095 shares of newly issued shares of its Common Stock to the former shareholders of Shenzhen Speedy Dragon Enterprises Limited. The shares were valued at $1,000,000, which was the fair value of the shares at the date of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On April 10, 2007 the Company consummated the acquisition of a 100% interest in Shenzhen Speedy Dragon Enterprises Limited ("SSD") for a cash and stock transaction valued at approximately US$4 million in aggregate. This amount is included in the cost of net assets and goodwill purchased.

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

Pursuant to a share exchange agreement, the Company issued 50,588 shares of newly issued shares of its Common Stock to the former shareholders of Xian Golden Net Travel Serve Services, Inc. The shares were valued at $258,000, which was the fair value of the shares at the date the of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 7 – COMMON STOCK (CONTINUED)

On August 6, 2007 the Company consummated the acquisition of a 100% interest in Xian Golden Net Travel Serve Services, Inc. ("XGN") for a cash and stock transaction valued at approximately US$1.8 million in aggregate. This amount is included in the cost of net assets and goodwill purchased.

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

Pursuant to a share exchange agreement, the Company issued 200,000 shares of newly issued shares of its Common Stock to the former shareholders of Shanghai Lanbao Travel Services Co., Ltd. The shares were valued at $1,092,000, which was the fair value of the shares at the date of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On August 8, 2007, the Company consummated the acquisition of a 100% interest in Shanghai Lanbao Travel Services Co., Ltd. ("SLB") for a cash and stock transaction valued at approximately US$3.92 million in aggregate. This amount is included in the cost of net assets and goodwill purchased.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 7 – COMMON STOCK (CONTINUED)

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

Pursuant to a share exchange agreement, the Company issued 374,329 shares of newly issued shares of its Common Stock and a promissory note to the former shareholders of Foshan Overseas International Travel Service Co., Ltd. The shares were valued at $ 3,346,500, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On September 20, 2007, the Company consummated the acquisition of a 100% interest in Foshan Overseas International Travel Service Co., Ltd. ("FOI") for a cash and stock transaction valued at approximately US$6.5 million in aggregate. This amount is included in the cost of net assets and goodwill purchased.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 7 – COMMON STOCK (CONTINUED)

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

On August 28, 2008, Universal Travel Group (the “Company”) entered into a Securities Purchase Agreement with Access America Fund, LP, Chinamerica Fund LP, Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I. Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding, LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson (collectively, the “Buyers”) to sell to the Buyers 1,529,569 shares of common stock, par value $0.001 of the Company (“Common Stock”) and warrants to purchase 764,785 shares of Common Stock for an aggregate purchase price of $7,112,500 (the “Financing”). (See footnote 2 Derivative Liability)

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 8 – STOCK WARRANTS, OPTIONS, AND COMPENSATION

On February 4, 2008, under the terms of an equity financing commitment, the Company issued 74,074 shares of common stock at the closing price of $8.10 per share.  The proceeds of $599,994 were paid directly to the shareholders of Foshan Overseas International Travel Service Co, for amount due them under Note obligation of the company.

On May 7, 2007, the Company issued, to a newly appointed Board member, an option grant to purchase 33,333 shares of common stock at the closing price at $ 5.85 per share. The exercisable period is two years from issuance. On June 23, 2008, upon resignation, Board member has forfeited all options.

On September 6, 2007, the Company issued, to a newly appointed Board member, an option grant to purchase 33,333 shares of common stock at the closing price at $ 8.55 per share. The options are exercisable until June 1, 2017. On June 23, 2008, upon resignation, Board member has forfeited 22,222 options.

On December 7, 2007, the Company issued, to another newly appointed Board member, an option grant to purchase 33,333 shares of common stock at the closing price of $ 11.25 per share. The options are exercisable until November 1, 2017. The option holder has no voting or dividend rights. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the model at the date of grant stock option pricing. On May 28, 2008, upon resignation, Board member has forfeited 22,222 options.

On June 24, 2008, the Company issued, to another newly appointed Board member, an option grant to purchase 33,333 shares of common stock at the closing price of $ 4.56 per share. The options are exercisable until July 1, 2018. Stock options— The option holder has no voting or dividend rights. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the model at the date of grant stock option pricing.

On January 20, 2009, pursuant to the Securities Purchase agreement entered into on August 28, the Company enacted the Universal Travel Group 2009 Incentive Stock Option Plan entitles the grant of up to 2,200,000 shares of common stock of Universal Travel Group, par value $0.001 to certain employees of the Company either as stock or stock options, and the subsequent exercise of any stock options.  The options are exercisable until January 19, 2019, with a vesting period of six years. Average purchase price for the options is $3.73 per share.

		Three months ended
		March 31, 2009

Expected Volatility		87.09%
Expected term (in years)
Richard P. Randall		8.25
James Treacy		8.25
Yizhao Zhang		9.25
Jiangping Jiang		10.00
Others		10.00
Expected dividends		-
Risk-free rate of return (weighted average)		2.71%

Weighted average grant-date fair value	$2.77	Range $ 2.67-11.25

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 8 – STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

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

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2008	55,555	$4.56-11.25	8.25-9.75yrs	-
Granted in 2009	2,200,000	$2.70-3.84	10yrs	-
Exercised in 2008	-	-	-	-
Outstanding, March 31, 2009	2,255,555	-	-	-

Pursuant to the Securities Purchase Agreement entered into On August 28, 2008, the Company issued warrants to purchase 764,786 shares of Common Stock. The unit purchase price was $4.65 per Common Share and a related Warrant for the purchase of one-half a Common Share, times the number of Common Shares purchased. Market Value of the Company’s stock on August 28, 2008 was $4.05. Each warrant has an Exercise Price of $8.13 and a term of 5 years from the date of issuance. The Company measured and recognized an aggregate of $2,091,738 of the proceeds to additional paid in capital upon issuance of these warrants. The terms of the warrants provide for an adjustment to the exercise price of these warrants if the company closes on the sale or issuance of common stock at a price which is less than the exercise price then in effect for these warrants. Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On January 1, 2009, the warrants were reclassified from equity to derivative liability for the then relative fair market value and marked to market (see Note 2 - Derivative Liability).

Note 9 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, at March 31, 2009  and December 31, 2008 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance December 31, 2007	545,164	545,164
Changes for year ended December 31, 2008	975,002	975,002
Balance December 31, 2008	$1,520,166	$1,520,166
Changes for three months ended March 31, 2009	34,707	34,707
Balance at March 31, 2009	$1,554,873	$1,554,873

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

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
The Company agreed that it would deposit $600,000 of the proceeds in escrow under the Escrow Agreement, to be released only upon the dual signatures of the Chief Executive Officer of the Company and the representative of the Buyers designated in the Escrow Agreement following the engagement of a Chief Financial Officer. During the three months ended March 31. 2009, $600,000 was released from escrow to the Company’s checking account.

Note 13 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for five major business organizations (Shenzhen Yuzhilu Aviation Service Co., Ltd., Shenzhen Speedy Dragon Enterprises Limited, Shanghai Lanbao Travel Service Co., Ltd., Foshan International Travel Service Co., Ltd., and Xian Golden Net Travel Serve Services. The Company uses the management approach of segment reporting. Pursuant to the SFAS 131 they disclose segments on a single basis, which in their case is the legal entity. Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd., cargo agency segment relates to the segment reporting of Shenzhen Speedy Dragon Enterprises Limited, hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd, packaged tours segment relates to Foshan International Travel Service Co., Ltd and Xi’an Golden Net Travel Serve Service Company Limited. Management monitors these segments regularly to make decisions about resources to be allocated to the segment and assess its performance.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

Note 13 -   SEGMENT INFORMATION (CONTINUED)

 The following tables’ present summarized information by segment and by subsidiaries:

Three Months Ended March 31, 2009
	Shenzhen Yuzhilu Aviation Service Co., Ltd. (Air - ticketing)	Shenzhen Speedy Dragon Enterprises Limited (Air Cargo)	Shanghai Lanboa Travel Service Co., Ltd. (Hotel Reservation)	Foshan International Travel Service Co., Ltd. (Packaged Tours)	Xian Golden Net Travel Serve Services (Pachaged Tours)	Other (Corporate Expenses)	Total
Sales, net	$2,751,128	$1,858,999	$2,516,831	$6,586,427	$3,656,293	$-	$17,369,678
Cost of sales	$302,806	$1,604,303	$773,463	$5,555,409	$3,107,192	$-	$11,343,173
Gross profit	$2,448,322	$254,696	$1,743,368	$1,031,018	$549,101	$-	$6,026,505
Income from operations	$1,574,790	$144,887	$1,699,296	$890,717	$495,144	$(420,934)	$4,383,900
Depreciation& Amortization	$79,629	$2,627	$1,061	$3,762	$204	$-	$87,283
Asset Expenditures	$1,260,398	$-	$-	$-	$-	$-	$1,260,398
Total assets	$28,210,039	$3,177,337	$8,294,048	$6,140,964	$4,406,897	$2,933,005	$53,162,290

Three Months Ended March 31, 2008
Sales, net	$1,428,880	$3,123,926	$612,477	$3,090,563	$1,820,458	$-	$10,076,304
Cost of sales	$172,930	$2,608,620	$250,919	$2,724,983	$1,630,982	$-	$7,388,434
Gross profit	$1,255,950	$515,305	$361,558	$365,580	$189,476	$-	$2,687,870
Income from operations	$910,360	$353,693	$343,607	$231,276	$149,087	$(110,011)	$1,878,012
Depreciation & Amortization	$12,200	$2,510	$1,111	$3,668	$-	$-	$19,489
Asset Expenditures	$-	$-	$5,647	$-	$-	$-	$5,647
Total assets	$18,019,415	$2,743,779	$2,789,517	$4,173,970	$2,211,433	$573,425	$30,511,539

NOTE 14 – RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements of the period ended March 31, 2009 to correct the following errors in the consolidated financial statements previously filed:

•
The Company omitted the accounting for a derivative liability upon the adoption of EITF 07-5 effective January 1, 2009, and the subsequent accounting for the changes in the associated liability from the marked to market.

•	The Company erroneously used pre-reverse stock split exercise prices of its outstanding options and warrants in its dilutive weighted average common shares computation.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

NOTE 14 – RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS (CONTINUED)

•	The net effect of the correction of the errors was to:

•	Increase the Company’s reported total liabilities as of March 31, 2009 by $1,441,697 from $0 to $1,441,697.
•
Decrease the Company’s reported additional paid in capital as of March 31, 2009 by $2,091,738 from $16,026,116 to $13,934,378 resulting from the cumulative effect of a change in accounting principle adoption of EITF 07-05 effective January 1, 2009.

•	Increase the Company’s reported net incomes for the three months ended March 31, 2009 by $113,265 from $3,268,278 to $3,381,543.
•	Increase the Company’s reported retained earnings as of March 31, 2009 by $650,041 from $29,901,852 to $30,551,893.
•	Decrease the dilutive weighted average common shares outstanding by 1,754,913 shares from 15,640,635 to 13,885,722 shares.
•	Increase the dilutive net income per common share by $0.03 from $0.21 to $0.24.

The Company also has reclassified and included all costs directly associated with the generation of revenue in its cost of services. These costs were erroneously classified as selling, general, and administrative expenses in the consolidated financial statements previously filed.  This reclassification has resulted in no change in the Company’s reported Consolidated Balance Sheet as of March 31, 2009 and Consolidated Statement of Cash Flows for the three months ended March 31, 2009.  The reclassification did affect the individual components of the Company’s cost of services and selling, general and administrative expenses as reported on its Consolidated Statement of Income for the three months ended March 31, 2009.  However, this reclassification had no effect on the reported consolidated net income.  Costs of services that were reclassified from the Company’s selling, general, and administrative expenses amounted to $322,274 and $155,676 for the three month periods ended March 31, 2009 and 2008, respectively.

Following are reconciliations of the Company’s restatement and reclassification of the Consolidated Balance Sheet as of March 31, 2009 and Consolidated Statement of Income for the three months ended March 31, 2009.

CONSOLIDATED BALANCE SHEET
MARCH 31, 2009

	As Reported	Net Change	As Restated
ASSETS
Current Assets
Cash and cash equivalents	$19,171,277		$19,171,277
Accounts receivable, net	12,913,177		12,913,177
Other and deposits, net	431,979		431,979
Trade deposit	4,567,822		4,567,822
Advances	438,981		438,981
Escrow deposits	162,301		162,301
Prepaid expenses	196,154		196,154
Total Current Assets	37,881,691		37,881,691

Property & equipment, net	1,473,656		1,473,656
Intangible assets	280,134		280,134
Goodwill	13,526,809		13,526,809
	15,280,599		15,280,599
Total Assets	$53,162,290		$53,162,290

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,912,427		$2,912,427
Customer deposits	1,405,967		1,405,967
Income tax payable	975,038		975,038
Total Current Liabilities	5,293,432		5,293,432

Derivative Liability	$-	1,441,697	$1,441,697

Stockholders' Equity
Common stock	13,873		13,873
Additional paid in capital	16,026,116	(2,091,738)	13,934,378
Other comprehensive income	1,554,873		1,554,873
Statutory reserve	372,144		372,144
Retained earnings	29,901,852	650,041	30,551,893
Total Stockholders' Equity	47,868,857	(1,441,697)	46,427,161
Total Liabilities and Stockholders' Equity	$53,162,290		$53,162,290

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED AND RESTATED)

NOTE 14 – RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	As Reported	Net Change	As restated

Gross revenues,	$17,369,678		$17,369,678
Cost of services	11,020,899	322,274	11,343,173
Gross Profit	6,348,779	(322,274)	6,026,505
Selling, general and administrative expenses	1,964,879	(322,274)	1,642,605

Income from operations	4,383,900		4,383,900

Other Income (Expense)
Other income	3,828		3,828
Unrealized gain on derivative liability	-	113,265	113,265
Interest income	25,816		25,816
Total Other Income (Expense)	29,644	113,265	142,909

Income before income taxes	4,413,544	113,265	4,526,809

Provision for income taxes	1,145,266		1,145,266
Net income	$3,268,278	113,265	$3,381,543

Net Income per common share:
Basic	$0.24		$0.24
Dilutive	$0.21	0.03	$0.24

The correction of the errors has resulted in no net change in the net cash provided by or used in the operating activities, investing activities, and financing activities on the Company’s reported Consolidated Statement of Cash Flows for the three months ended March 31, 2009.

Note 15 -   SUBSEQUENT EVENTS

On April 14, 2009 the Company filed form 8-A to register its common stock, $0.001 par value, under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the listing of Common Stock on the NYSE Amex (formerly known as the American Stock Exchange LLC). The Common Stock had been registered under Section 12(g) of the Exchange Act.

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

Revenue Segment Analysis

	Three months ended March 31, 2009	Three months ended March 31, 2008	Increase / Decrease	Percentage
Gross Revenues	$17,369,678	$10,076,304	$7,293,374	72.4%
Cost of Services	(11,343,173)	(7,388,434)	(3,954,739)	53.5%
Gross Profit	6,026,505	2,687,870	3,338,635	124.2%
SG&A	(1,642,605)	(809,858)	(832,747)	102.8%
Income from Operations	4,383,900	1,878,012	2,505,888	133.4%
Loss on asset disposal	-	(1,104)	1,104	-100.0%
Other income	3,828	2,874	954	33.2%
Unrealized gain on derivative liability	113,265	-	113,265	-
Interest income	25,816	1,415	24,401	1724.5%
Interest expenses	-	(36,707)	36,707	-100.0%
Provision for income taxes	(1,145,266)	(380,625)	(764,641)	200.9%
Net income	$3,381,543	$1,463,865	$1,917,678	131.0%

For the three months ended March 31, 2009:
Revenue Segment	Air-tickets	(%) of	Cargo	(%) of	Hotel	(%) of	Tours	(%) of	Total
Analysis:	(YZL)	sector	(SSD)	sector	(SLB)	sector	(XGN & FOI)	sector
Revenue	2,751,128	15.84%	1,858,999	10.70%	2,516,831	14.49%	10,242,720	58.97%	17,369,678
Cost of Services	302,806	2.67%	1,604,303	14.14%	773,463	6.82%	8,662,601	76.37%	11,343,173
Gross Profit	2,448,322	40.63%	254,696	4.23%	1,743,368	28.93%	1,580,119	26.22%	6,026,505
Gross Margin	88.99%	-	13.70%	-	69.27%	-	15.43%	-	34.70%
Segment effect in Gross Margin (*)	14.10%	-	1.47%	-	10.04%	-	9.10%	-	34.70%

For the three months ended March 31, 2008:
Revenue Segment	Air-tickets	(%) of	Cargo	(%) of	Hotel	(%) of	Tours	(%) of	Total
Analysis:	(YZL)	sector	(SSD)	sector	(SLB)	sector	(XGN & FOI)	sector
Revenue	1,428,880	14.18%	3,123,926	31.00%	612,477	6.08%	4,911,021	48.74%	10,076,304
Cost of Services	172,930	2.34%	2,608,620	35.31%	250,919	3.40%	4,355,965	58.96%	7,388,434
Gross Profit	1,255,950	46.73%	515,306	19.17%	361,558	13.45%	555,056	20.65%	2,687,870
Gross Margin	87.90%	-	16.50%	-	59.03%	-	11.30%	-	26.68%
Segment effect in Gross Margin (*)	12.46%	-	5.11%	-	3.59%	-	5.51%	-	26.68%

(*) "Segment effect in Gross Margin" was calculated by multiplying "the percentage of the segment revenue over the total revenue" with "gross margin of the related sector". This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd., cargo agency segment relates to the segment reporting of Shenzhen Speedy Dragon Enterprises Limited, hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd, packaged tours segment relates to Foshan International Travel Service Co., Ltd and Xi’an Golden Net Travel Serve Service Company Limited.

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

Revenue from air-ticketing was $2,751,128 for the three months ended March 31, 2009 compared to $1,428,880for the same period last year, an increase of approximately 92.5%. This increase is due to: 1) the result of our continuous search for new distribution channels and end-consumers, leading to not only an increase in club members but also an increase in our agents; 2) we formed partnerships with premium agents and obtained higher commissions from many airlines; 3) 15.3% growth of the air passenger transport industry in the previous two months, and the 19.1% increase in domestic flights.

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

Revenue generated by hotel reservation for the three months ended March 31, 2009 was $2,516,831compared to $612,477 for the same period 2008, an increase of approximately 310.9%. This increase is due to the successful cross marketing and selling strategy within the Company's service chain, and increased brand awareness.

Revenue generated by packaged tours for the three months ended March 31, 2009 was $10,242,720 compared to $4,911,021for the same period 2008, an increase of approximately 108.6%. This increase is primarily due to the tremendous growth of the domestic travel industry. First quarter travelers reached 560 million, and tourism income receipt grew by 12.9%. This was further enhanced by the successful integration within our travel service chain, expansion of businesses lines, and increased brand awareness.

Costs of Services

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

Consolidated expenses such as stock-based compensation and corporate professional fees are not allocated to any segment as costs of sales. Instead, the Company disclosed these two numbers in Others (Corporate Expense) of its Segment Information footnote (Note 13) and these expenses were included in the selling, general, and administrative expenses.

Gross Profit

Gross profit for the three months ended March 31, 2009 was $6,026,505 compared to $2,687,870 for the three months ended March 31, 2008, an increase of approximately 124.2%. The increase in gross profit partially reflects the Company’s success in implementing its online strategy, an increase in packaged tour services as a percentage of overall revenue and to a lesser degree, the rollout of our TRIPEASY Kiosks, which have relatively lower variable costs associated with it.

Gross profit in air-ticketing was $2,448,322 for the three months ended March 31, 2009 compared to $1,255,950 for the same period last year, an increase of approximately 94.5%.  Gross profit margin in this segment for the three months ended March 31, 2009 was 89.0% compared to 87.9% for the same period 2008.  As the cost of service is at a similar percentage of the revenue for the comparable period, the gross profit increase is in tandem with the increase in our air-ticketing business operated by YZL.

Gross profit in air cargo agency was $254,696 for the three months ended March 31, 2009 compared to $515,306 for the same period last year, a decrease of approximately 50.6%.  Gross profit margin in this segment for the three months ended March 31, 2009 was 13.7% compared to 16.5% for the same period 2008, a decrease of approximately 2.8%. The gross profit margin decrease was mainly due to weakened air cargo demand as a result of financial crisis and the associated weakened pricing power to our customers, while our fixed overheads remained high. These factors together resulted in the decrease in the gross profit of this segment.

Gross profit in hotel reservations was $1,743,368 for the three months ended March 31, 2009 compared to $361,558 for the same period last year, an increase of approximately 382.2%. Gross profit margin in this segment for the three months ended March 31, 2009 was 69.3% compared to 59.0% for the same period 2008, an increase of approximately 10.3%. The gross profit margin increase was mainly due to the increase in commission revenue as a result of increased reservation volume while our associated cost of services is increased at a lesser extent. These factors together resulted in the significant increase in the gross profit of SLB.

Gross profit in packaged travel was $1,580,119 for the three months ended March 31, 2009 compared to $555,056 for the same period 2008, an increase of approximately 184.7%. Gross profit margin in this segment for the three months ended March 31, 2009 was 15.4% compared to 11.3% for the same period 2008, an increase of approximately 4.1%. The gross profit margin increase was mainly due to the increase in revenue as a result of significant increased packaged tour volume while our associated costs of meals, transportations, lodging, and tickets to local attractions and tours services increased at a lesser extent. These factors together resulted in the significant increase in the gross profit of XGN and FOI.

Our air-ticketing and hotel reservation have much higher gross margin than our cargo agency and packaged tour business primarily as our revenue from air-ticketing and hotel reservation are the commission we generated and our costs of service are mainly business taxes, systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial; while costs of services for the cargo agency business include the costs of warehousing and delivery charges, and costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, that all together are much substantial variable and fixed overheads.

Consolidated gross margin for the three months ended March 31, 2009 came in at 34.7%, a 8.0% increase from the 26.7% the Company posted in the same period last year. As outlined in the above tables, gross profit for air-ticketing improved the total gross margin by 1.6%, gross profit for air cargo agency reduced the total gross margin by 3.6%, gross profit for hotel reservations improved the total gross margin by 6.4%, gross profit for packaged travel improved the total gross margin by 3.6%, which in total, increased the total gross profit by 8.0%.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the three months ended March 31, 2009 and 2008 are as follows:

	For the three months ended March 31,
	2009	2008

Business related tax	$102,058	$63,594
Salary and commission	749,683	398,091
Marketing	38,347	29,541
Rent	53,458	42,468
Depreciation and amortization	8,728	1,949
Professional fees	255,934	28,168
Stock-based compensation	165,000	110,011
Other general and administrative expenses	269,397	136,036
Total	$1,642,605	$809,858

Selling, general and administrative expenses for three months ended March 31, 2009 totaled $1,642,605 compared to $809,858 for three months ended March 31, 2008, an increase of approximately 102.8%.

Selling, general and administrative expenses were approximately 9.5% of revenue for three months ended March 31, 2009 as compared to 8.0% for three months ended March 31, 2008.

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

Other Income (Expenses)

            Interest expense for three months ended March 31, 2009 totaled $0 compared to $36,707 for three months ended March 31, 2008. The decrease in interest expense reflects the fact that we paid off all our bank loans in July 2008 and our ability to manage our cash flow.

Unrealized gain on derivative liability for the three months ended March 31, 2009 was $113,265 compared to $0 for the three months ended March 31, 2008. The Company adopted EITF No. 07-05 on January 1, 2009 and the warrants issued in connection with the “Securities Purchase Agreement” dated August 28, 2008 were reclassified from equity to derivative liability and marked to market.  The Company recorded a gain on change in fair value of derivative liability of $113,265 on March 31, 2009 to mark to market for the decrease in fair value of the warrants from January 1, 2009 to March 31, 2009.

Net Income

Net income was $3,381,543 or 19.5% of revenue for three months ended March 31, 2009, compared to$1,463,865 or 14.5% of revenue for three months ended March 31, 2008.

The increase in net income reflects the continued growth in our business, and the improved weather condition for travel in first quarter of 2009, compared to the heavy snow storm that struck most of China last year.

The increase in net income as a percentage of revenue is due to the change of revenue mix, where we took advantage of the booming domestic tourism industry, drove synergies with our air ticketing and hotel reservation businesses; shifted our focus away from the low margin cargo segment, and further improved cash flow management and resource allocation.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flow from operations and debt and equity financing. Cash and cash equivalents were $19,171,277 at March 31, 2009. Current assets and current liabilities as of March 31, 2009, were $37,881,691 and $5,293,432, yielding working capital of $32,588,258. We believe that the funds available to us from operations are adequate to meet our operating needs in recent future. For the three months ended March 31, 2009, net cash provided by operating activities was $4,192,437, which resulted primarily from our organic operations and effective management of cash flow.

Capital expenditure

Total capital expenditure for three months ended March 31, 2009 was $1,260,398 to purchase fixed assets, primarily machinery and equipment. Management is considering a substantial increase in equipment or other supporting machinery expenditure to support the fast development and expansion of our business.  We anticipate spending about $1.4 million in the second quarter.

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

a)   Evaluation of Disclosure Controls and Procedures: As of March 31, 2009, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Exchange Act and Rules 13a-15(e) and 15d-15(e) promulgated thereunder.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed under the Exchange Act.

As a result of comments raised by the SEC, we determined that accounting errors were made in connection with:

•	the accounting for a derivative liability upon the adoption of EITF 07-5 effective January 1, 2009, and the subsequent accounting for the changes in the associated liability from the marked to market;

•	the dilutive weighted average common shares computation; and

•	the classification of costs directly associated with the generation of revenue of our costs of services

Based on the impact of the aforementioned accounting errors, we determined to restate our consolidated financial statements as of March 31, 2009, June 30, 2009  and for the year ended December 31, 2008.

b)   Changes in internal control over financial reporting:  There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2009

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yizhao Zhang
Yizhao Zhang
Chief Financial Officer
(Principal Financial Officer)