Form 10-Q/A
period 2009-06-30
UNIVERSAL TRAVEL GROUP
filed 2009-10-29
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1

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

 EXPLANATORY NOTE

In this Amendment No. 1 to Quarterly Report on Form 10-Q (this “Form 10Q/A”), we refer to  Universal Travel Group, a Nevada corporation, as “we,” “us,” “our” or “our company.”

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q to amend certain disclosures in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as originally filed with the Securities and Exchange Commission (the “SEC”) on  August 12, 2009 and (our “Report”).  The principal changes to our Report in this amendment are as follows:

We have identified certain accounting errors related to the omission of the accounting for a derivative liability upon the adoption of EITF 07-5 effective January 1, 2009, and the subsequent accounting for the changes in the associated liability from the marked to market; in our previously filed Quarterly Report we also erroneously accounted for cancelled common stock in connection with disposition of its discontinued operations as treasury stock; we erroneously presented the dividends from its discontinued operations as income from discontinued operations; we erroneously presented the dividends receivable associated with its discontinued operations as an investing cash outflow; and we also identified an error in our weighted average common shares and stock-based compensation computation.  In addition, we omitted the reclassification of balance sheet items of the discontinued operations separately from continuing operations for the prior year presented, and omitted the segregation of cash flow of discontinued operations from continuing operations.  We have added Note 15 to our consolidated financial statements to disclose the net effect and further information regarding the above correction of errors.

We have also reclassified and included all costs directly associated with the generation of revenue in our cost of services. These costs were erroneously classified as selling, general, and administrative expenses in the consolidated financial statements previously filed. This reclassification has resulted in no change in the Company’s reported Consolidated Balance Sheet as of June 30, 2009 and Consolidated Statement of Cash Flows for the six months ended June 30, 2009.  The reclassification did affect the individual components of the Company’s cost of services and selling, general and administrative expenses as reported on its Consolidated Statement of Income for the three and six months ended June 30, 2009. However, this reclassification had no effect on the reported consolidated net income.

In addition, for clarification purposes, the Company also modified and expanded its disclosures of the following significant accounting policies:

•
Revenue Recognition accounting policy was modified to present revenue recognition criteria for each source of revenues and the related significant assumptions, judgments and estimates associated with these revenues. The Company also added the disclosure of the impacts of sales returns and cancellations, as well as the pass through nature of pricing within the air-ticketing and hotel reservations segments. The modification of disclosures of revenue recognition policy had no impact on the Company’s consolidated financial statements and the results of operations,

•
Costs of Services accounting policy was added to describe the nature of the costs considered to be cost of revenue attributable to each of the respective sources of revenue.  The addition of disclosures of costs of services accounting policy incorporated the reclassification as described above,

•
Net Income Per Share accounting policy was modified to reflect correct computation of basic and diluted weighted average shares outstanding. The modification of net income per share accounting policy incorporated the correction of errors as described above,

•
Goodwill accounting policy was modified to exclude the goodwill of discontinued operations from the beginning balance. The modification of disclosures of goodwill accounting policy had no impact on the Company’s results of operations,

•
Derivative Liability accounting policy was added to disclose the accounting for a derivative liability upon the adoption of EITF 07-5 effective January 1, 2009, and the subsequent accounting for the changes in the associated liability from the marked to market. The addition of disclosures of derivative liability incorporated the correction of errors as described above,

•
Discontinued Operations accounting policy was added to disclose the terms of the disposition transaction and reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations for all current and prior periods presented in accordance with SFAS 144. The addition of disclosures of discontinued operations incorporated the correction of errors as described above,

•
Reclassification accounting policy was added to clarify that certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation, and the reclassifications had no effect on the result of operations.

We have also modified and expanded our disclosures on Note 3, Trade Deposits and Advances, to provide a summary of the Company’s deposits outstanding by each of its subsidiaries and the nature and purpose of each deposit. The modification of the disclosures of this footnote is for clarification purposes and had no impact on the Company’s consolidated financial statements and the results of operations. In addition, Note 8 Stock Warrants, Options, and Compensation was modified to reflect the above mentioned correction of errors.

The Company has also revised its Management’s Discussion and Analysis Results of Operations included its Form 10Q/A for the quarter ended June 30, 2009 accordingly to reflect all the above changes. In addition, the Company expended its analysis of the changes in revenues, costs of services, gross profit and gross profit margin for each of the segments for all periods presented, including the relative impact of each segment to the Company’s consolidated results as well as the factors affecting the results of each segment, including adding a tabular presentation outlining the segment effect in gross margin.

The Company has amended Item 4 Controls and Procedures to disclose ineffectiveness in its disclosure controls and procedures as of June 30, 2009.

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

This Amendment No. 1 to Quarterly Report on Form 10-Q does not contain our auditor’s review report as it is not required pursuant to SEC RegS-X.T.Rule10-01(d).

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
.UNIVERSAL TRAVEL GROUP
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

TABLE OF CONTENTS

Consolidated Balance Sheets	7

Consolidated Statements of Income	8-9

Consolidated Statements of Cash Flows	10

Consolidated Statements of Stockholders’ Equity	11

Notes to Consolidated Financial Statements	12-42

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	6/30/2009	12/31/2008
	(Unaudited) Restated
ASSETS
Current Assets
Cash and cash equivalents	$18,388,175	$15,720,182
Accounts receivable, net	11,708,758	8,991,849
Other receivables and deposits, net	67,272	62,547
Trade deposit	3,402,948	6,571,164
Advances	439,226	438,468
Escrow deposits	162,301	762,800
Prepaid expenses	279,618	312,409
Note receivable	2,773,411	-
Current assets held of discontinued operations	-	2,459,777
Total Current Assets	37,221,709	35,319,196

Property & equipment, net	6,183,786	242,648
Intangible assets	420,718	307,335
Goodwill	9,896,270	9,896,270
Non-current assets held of discontinued operations	-	3,661,231
	16,500,774	14,107,484

Total Assets	$53,722,483	$49,426,680

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,293,448	$1,691,689
Customer deposits	879,515	1,039,942
Income tax payable	882,555	1,731,246
Current liabilities held of discontinued operations	-	562,931
Total Current Liabilities	5,055,518	5,025,808

Derivative liability	7,261,178	-

Total liabilities	12,316,696	5,025,808

Stockholders' Equity

Common stock, $.001 par value, 70,000,000 shares authorized, 13,676,994 and 13,873,969 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	13,676	13,873
Additional paid in capital	11,484,350	15,861,116
Other comprehensive income	1,568,753	1,520,166
Statutory reserve	372,144	372,144
Retained earnings	27,966,864	26,633,573
Total Stockholders' Equity	41,405,787	44,400,872
Total Liabilities and Stockholders' Equity	$53,722,483	$49,426,680

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30,
(UNAUDITED)

	2009	2008
	Restated
Gross revenues,	$18,405,473	$11,802,974
Cost of services	11,875,779	8,106,437
Gross Profit	6,529,694	3,696,537

Selling, general and administrative expenses	1,564,919	908,736
Income from operations	4,964,775	2,787,801

Other Income (Expense)
Other income	2,591	5,504
Loss on change in fair value of derivative liabilities	(5,819,481)	-
Interest income	12,358	10,307
Interest expense	-	(28,297)
Total Other Income (Expense)	(5,804,532)	(12,486)
Income before income taxes –continuing operations	(839,757)	2,775,315

Provision for income taxes	(1,020,955)	(701,374)
Income (Loss) from continuing operations	$(1,860,712)	$2,073,941

Income from discontinued operations	46,282	39,752
Loss on disposition of discontinued operations	(770,595)	-
Net loss from discontinued operation	(724,313)	39,752

Net Income (Loss)	(2,585,025)	2,113,693

Comprehensive Income
Net Income (Loss)	(2,585,025)	2,113,693
Foreign currency translation gains	13,880	220,231
Total Comprehensive income (loss)	(2,571,145)	2,333,924

Income (Loss) per common share from continuing operations
Basic	$(0.14)	$.17
Diluted	$(0.13)	$.17
Net loss per common share – discontinued operations
Basic	$(0.05)	$-
Diluted	$(0.05)	$-
Total net income (loss) per common share
Basic	$(0.19)	$.17
Dilute	$(0.18)	$.17

Weighted average common shares outstanding
Basic	13,829,091	12,306,715
Diluted	14,301,057	12,362,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2009	2008
	Restated	Restated
Gross revenues,	$33,916,152	$18,755,352
Cost of services	21,614,649	12,886,250
Gross Profit	12,301,503	5,869,102

Selling, general and administrative expenses	3,097,716	1,557,612

Income from operations	9,203,787	4,311,490

Other Income (Expense)
Loss on disposal of assets	-	(1,104)
Other income	6,419	8,378
Loss on change of fair value of derivative liabilities	(5,706,217)	-
Interest income	23,296	11,722
Interest expense	-	(65,004)
Total Other Income (Expense)	(5,676,502)	(46,008)
Income before income taxes –continuing operations	3,527,285	4,265,482

Provision for income taxes	(2,138,151)	(1,007,246)
Income from continuing operations	$1,389,134	$3,258,236

Income from discontinued operations	177,975	319,321
Loss on disposition of discontinued operations	(770,595)	-
Net income (loss) from discontinued operation	(592,620)	319,321

Net Income	796,514	3,577,557

Comprehensive Income
Net Income	796,514	3,577,557
Foreign currency translation gains	48,587	571,402
Total Comprehensive income	845,101	4,148,959

Income per common share from continuing operations
Basic	$.10	$.26
Diluted	$.10	$.26
Loss per common share from discontinued operations
Basic	$(.04)	$.03
Diluted	$(.04)	$.03
Total net income (loss) per common share
Basic	$.06	$.29
Dilute	$.06	$.29
Weighted average common shares outstanding
Basic	13,851,530	12,306,715
Diluted	14,277,656	12,362,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2009	2008
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$796,514	$3,577,557
Add (deduct):
Net loss (income) from discontinued operations	592,620	(319,321)
Income from continuing operations	1,389,134	3,258,236

Adjustments to reconcile net income to net cash provided by(used in) operating activities:
Depreciation and amortization	190,739	33,798
Provision for doubtful accounts	10,905	-
Stock based compensation	495,725	155,802
Loss on change in fair value of derivative liabilities	5,706,217	-
Loss on asset disposal	-	1,105
(Increase) / decrease in assets:
Accounts receivable	(2,716,909)	(1,773,325)
Other receivable	(4,725)	1,032,862
Advances	(758)	(39,116)
Due from shareholder	-	1,177,763
Prepaid expenses	32,791	(37,704)
Trade deposits	3,168,216	(2,122,588)
Escrow deposits	600,499	-
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1,601,759	(978,999)
Customer deposits	(160,426)	210,032
Income tax payable	(848,691)	57,511
Net cash provided by continuing operations	9,464,475	975,377
Net cash provided by discontinued operations	435,259	392,325
Net cash provided by operating activities	9,899,734	1,367,702

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(6,076,248)	(17,063)
Purchase of intangibles	(168,955)	-
Proceeds from asset disposals	-	663
Proceeds of disposition of subsidiary – net of cash sold	(1,035,125)	-
Acquisition deposits	-	1,453,050
Net cash (used in) provided by continuing operations	(7,280,328)	1,436,650
Net cash (used in) provided by discontinued operations	-	-
Net cash (used in) provided by Investing activities	(7,280,328)	1,436,650

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of bank loan	-	(180,682)
Proceeds of equity financing	-	599,994
Note payable – others	-	(977,013)
Net cash (used in) provided by continuing operations	-	(557,701)
Net cash (used in) provided by discontinued operations	-	-
Net cash used in financing activities	-	(557,701)

Effect of exchange rate changes on cash and cash equivalents	48,587	571,402

Net change in cash and cash equivalents	2,667,993	2,818,053
Cash and cash equivalents, beginning balance	15,720,182	2,671,684
Cash and cash equivalents, ending balance	$18,388,175	$5,489,737

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest payments	$-	$28,297
Income Taxes	$3,043,089	$719,906

Net assets sold of discontinued operations	$1,659,292
Goodwill attributable to sold discontinued operations	3,630,539
Notes received on disposition	(2,773,411)
Fair value of Treasury stock received	(2,780,950)
Loss on Disposition	(770,595)
Cash of discontinued operations	$(1,035,125)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND THE YEAR ENDED DECEMBER 31, 2008
(RESTATED)
	Common Stock		Additional Paid In	Other Comprehensive	Retained	Statutory	Total Stockholders’
	Shares	Amount	Capital	Income	Earnings	Reserve	Equity
Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$1,520,166	$26,633,573	$372,144	$44,400,872
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009			(2,091,738)		536,777		(1,554,961)

Foreign currency translation adjustments				48,587			48,587

Stock Based Compensation – Net of warrants exercise	41,120	42	495,683				495,725

FMV Of Treasury Stock received and retired	(238,095)	(239)	(2,780,711)				(2,780,950)

Income for the six months ended June 30, 2009					796,514		796,514

Balance June 30, 2009	13,676,994	$13,676	$11,484,350	$1,568,753	$27,966,864	$372,144	$41,405,787

Balance December 31, 2007	12,270,326	$12,269	$8,626,075	$545,164	$12,101,396	$372,144	$21,657,048

Foreign currency translation adjustments				975,002			975,002

Forfeited options			(683,437)				(683,437)

Stock Based Compensation			207,588				207,588

Equity Financings	74,074	74	599,920				599,994

Equity Financings	1,529,569	1,530	7,110,970				7,112,500

Income for the year ended December 31, 2008					14,532,177		14,532,177

Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$1,520,166	$26,633,573	$372,144	$44,400,872

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UAUDITED AND RESTATED)

Note 1 - ORGANIZATION

Universal Travel Group was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited – BVI was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd was incorporated on March 9, 1998 under the laws of the Peoples Republic of China (PRC)., Shenzhen Speedy Dragon Enterprises Limited was incorporated in August of 2002 under the laws of the Peoples Republic of China (PRC), Xian Golden Net Travel Serve Services was incorporated on July 25, 2001 under the laws of the Peoples Republic of China, Xian City, Shanghai Lanbao Travel Service Co., Ltd, was established in 2002 under the laws of Shanghai China. Foshan Overseas International Travel Service Co., Ltd. was incorporated in 1990 under the laws of the Peoples Republic of China, Chongqing Universal Travel E-Commerce Co., Ltd and Shenzhen Universal Travel  Agency Co., Ltd., were both incorporated in 2009 under the laws of the Peoples Republic of China.  Full Power Enterprise Global Limited owns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively these corporations are referred to herein as the Company.

On June 12, 2009, the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited. Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as discontinued operations. The Company is now engaged in the travel business, including airline ticketing, hotel reservation services and technological solutions to travel reservations, and tour planning and tour guide services.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying unaudited consolidated financial statements have been translated and presented in United States Dollars.

Reclassification

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on reported income or losses.

Discontinued Operations

On June 12, 2009, the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited (“Speedy Dragon”). The Company had acquired all the equity interest in Speedy Dragon on or about April 10, 2007 in exchange for 238,095 (post-reverse split) shares of the Company’s common stock and an interest-free promissory note in the principal amount of $3,000,000 payable no later than April 10, 2008 (see Note 7).  Pursuant to the termination agreement, the Company transferred back the equity interest in Speedy Dragon on or before June 30, 2009 and that the 238,095 (post-reverse split) shares of the Company’s common stock were returned to the Company and canceled as of June 30, 2009.  In addition, the sole shareholder of Speedy Dragon was also required to return to the Company an aggregate of $2,773,411, in cash, within one year of the completion of all the formalities of the termination agreement. The cash to be returned to the Company included a declared dividend in the amount of $2,260,981 to be paid to the Company.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Discontinued Operations (Continued)

The loss on disposal of Shenzhen Speedy Dragon Enterprises Ltd was as following:

Consideration	$5,554,361
Goodwill attributable to sold Shenzhen Speedy Dragon Enterprises Ltd.	(3,630,539)
Net equity of Shenzhen Speedy Dragon Ltd.	(2,694,417)
Loss on disposition of discontinued operation	$(770,595)

Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as discontinued operations. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to confirm with current year’s presentation of the discontinued operations. The following table summarized the operating result of the discontinued operations for the three and six months ended June 30, 2009 and 2008, respectively:

	Six months ended	Six months ended	Three months ended	Three months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Sales	$3,631,545	$5,665,690	$1,772,566	$2,541,764

Cost of sales	(3,218,140)	(4,896,575)	(1,613,857)	(2,287,954)

Gross profit	413,405	769,115	158,709	253,810

Operating expenses	(190,989)	(340,294)	96,057	(179,310)
Income from discontinued operation before income tax	222,416	428,821	62,652	74,500

Income tax	(44,441)	(109,500)	(16,370)	(34,748)
Net Income from discontinued operations	$177,975	$319,321	$46,282	$39,752

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Discontinued Operations (Continued)

The following summarized the assets and liabilities of discontinued operations as of December 31, 2008:

Cash and cash equivalents	$484,349
Accounts receivable, net	1,723,357
Other receivables and deposits, net	78,866
Trade deposit	6,848
Prepaid expenses	166,357

Current assets held of discontinued operations	$2,459,777

Non-current assets held of discontinued operations	3,661,231

Total assets held of discontinued operations	$6,121,008

Accounts payable and accrued expenses	$527,467
Customer deposits	7,308
Income tax payable	28,156

Current liabilities held of discontinued operations	$562,931

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
JUNE 30, 2009
(UAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Travel Group and its wholly owned subsidiaries Shenzhen Yuzhilu Aviation Service Co., Ltd., Shenzhen Speedy Dragon Enterprises Limited, Shanghai Lanbao Travel Service Co., Ltd., Xian Golden Net Travel Serve Services, Ltd., Foshan Overseas International Travel Service Co. Ltd., Chongqing Universal Travel E-Commerce Co., Ltd., Shenzhen Universal Travel  Agency Co., Ltd., and Full Power Enterprise Global Limited collectively referred to herein as the Company.  On June 12, 2009 the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited. Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as discontinued operations. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to confirm with current year’s presentation of the discontinued operations.  All material inter-company accounts, transactions and profits have been eliminated in consolidation.

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
JUNE 30, 2009
(UAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $221,044 and $210,139 as of June 30, 2009 and December 31, 2008, respectively.

Description	Balance at beginning of year	Charged to expenses	Deductions	Balance at end of period
Allowance for doubtful receivables 2009	$210,139	$10,905	$-	$221,044

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant & Equipment (Continued)

As of June 30, 2009 and December 31, 2008 Property, Plant & Equipment of consist of the following:

	June 30, 2009	December 31, 2008

Furniture & fixture	$18,247	$18,247
Transportation equip	183,024	143,332
Office equipment	2,880,093	360,145
Leasehold improve	3,548,464	31,374
	6,629,828	553,098
Accumulated depreciation	(446,042)	(310,450)
	$6,183,786	$242,648

Depreciation expense for the three months ended June 30, 2009 and 2008 was $77,997 and $8,345, respectively, of which $70,197 and $7,511 was included as part of cost of services for the three months ended June 30, 2009 and 2008, respectively.

Depreciation expense for the six months ended June 30, 2009 and 2008 was $135,167 and $ 16,937, respectively, of which $121,650 and $15,243 was included as part of cost of services for the six months ended June 30, 2009 and 2008, respectively.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of June 30, 2009 and December 31, 2008, Goodwill consists of the following:

	June 30, 2009	December 31, 2008

Shanghai Lanbao Travel Service Co., Ltd.	3,081,799	3,081,799
Foshan International Travel Service Co., Ltd.	6,049,576	6,049,576
Xian Golden Net Travel Serve Services	764,895	764,895
	$9,896,270	$9,896,270

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

Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On January 1, 2009, the warrants, under EITF No. 07-05, were reclassified from equity to derivative liability for the then relative fair market value of $2,091,738 and marked to market.  The value of the warrants decreased by $536,776 from the warrants issuance date to the adoption date of EITF No. 07-05, January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting EITF No. 07-05 was a reduction to additional paid in capital of $2,091,738 to reclassify the warrants from equity to derivative liability and an increase in retained earnings of $536,776 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  For the three and six month periods ended June 30, 2009, the Company recorded a loss on change in fair value of derivative liability of $5,819,481 and $5,706,217, respectively, to mark to market for the increase in fair value of the warrants during the three and six-month periods ended June 30, 2009.   Under EITF 07-05, the warrants will be carried at fair value and adjusted at each reporting period.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Liability (Continued)

The Company determined the fair value of the reset provisions at January 1, 2009 was $1,554,961 as the initial fair value at the adoption date of EITF No. 07-05.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: 0%; volatility: 136%, risk free rate: 1.55%, expected term: 4.66 years.

The Company determined the fair value of the reset provisions at June 30, 2009 was $7,261,178.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 130%, risk free rate: 1.64%, expected term: 4.16 years.

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

The Company had four types of revenue stream from its four lines of businesses, namely (i) air-ticketing (Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Universal Travel E-Commerce Co., Ltd.), (ii) hotel reservations (Shanghai Lanbao Travel Service Co., Ltd.), (iii) packaged tours (Foshan International Travel Service Co., Ltd., Xian Golden Net Travel Serve Services Co, Ltd. and Shenzhen Universal Travel Agency Co., Ltd.) and (iv) air cargo agency services (Shenzhen Speedy Dragon Enterprises Ltd.).  On June 12, 2009, the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Ltd. Accordingly the Company has accounted for Shenzhen Speedy Dragon Enterprise Ltd, its air cargo agency services as discontinued operations (see Note 2 Discontinued Operations).  Effective June 12, 2009, the Company has three types of revenue stream from its current three lines of businesses.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UAUDITED AND RESTATED)

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

Air Cargo Business

The Company received fees from its air cargo business. However, this business segment had been accounted for as a discontinued operation upon consummation of a termination agreement with Shenzhen Speedy Dragon Enterprise Ltd dated June 12, 2009.  The Company basically brokered air cargo spaces and resell them to local logistic companies to generate revenue.  The Company had contracted with Chinese domestic airlines as its vendors to carry out its cargo services.  Revenues generated from air cargo business were recognized on a gross basis in the statements of income, when the service was rendered, as the Company, generally, undertook the majority of the business risk.  The Company was the primary obligor to pay the service providers upon rendering of those services.  In addition, the Company acted as principal related to the air cargo services rendered and collections are reasonably assured.  Customers were charged based on the class and weight of goods shipped.

Historically, the Company has experienced minimum and or immaterial returns and or cancellation from its four lines of businesses, which amount if any would have no material impact on its consolidated financial statements.  Accordingly, no allowance has been provided for in the periods presented.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Consolidated costs such as stock-based compensation and corporate professional fees are not allocated to any segment. These costs are reported as general operating expenses in the Company’s Statements of Operations. For the three months ended June 30, 2009 and 2008, such expenses amounted $1,198,963 and $45,790, respectively. For the six months ended June 30, 2009 and 2008, such expenses amounted $1,504,751 and $155,802, respectively.

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
(UAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The Company’s intangible assets consist primarily of map of hotels and scenic spots used for marketing purposes, CRM systems software, and Organization cost of new companies. These definitive lived intangible assets are being amortized over their useful lives.  Expenditures of $168,954 and $316,107 were capitalized in 2009 and 2008 and will be amortized over a 3 year life.  The Company recorded amortization expense for definitive lived intangible assets of $55,572 and $16,865 for the six months ended June 30, 2009 and 2008, $28,545 and $8,479 for the three months ended June 30, 2009 and 2008, respectively. The Company will record approximately $165,333, $165,333, and $90,052 over the next three years, respectively.

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

Net Income (Loss) Per Share

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Basic earnings (losses) from continuing operations per share:
Numerator:
Income (loss) from continuing operations used in computing basic earnings (losses) per share	$1,389,134	$3,258,236	$(1,860,712)	$2,073,941
Income (loss) from continuing operations applicable to common shareholders	$1,389,134	$3,258,236	$(1,860,712)	$2,073,941

Denominator:
Weighted average common shares outstanding	13,851,530	12,306,715	13,829,091	12,306,715
Basic earnings (losses) per share from continuing operations	$0.10	$0.26	$(0.14)	$0.17

Diluted earnings (losses) per share from continuing operations:
Numerator:
Income (loss) from continuing operations used in computing diluted earnings (losses) per share	$1,389,134	$3,258,236	$(1,860,712)	$2,073,941
Income (loss) from continuing operations applicable to common shareholders	$1,389,134	$3,258,236	$(1,860,712)	$2,073,941

Denominator:
Weighted average common shares outstanding	13,851,530	12,306,715	13,829,091	12,306,715
Weighted average effect of dilutive securities:
Stock options and warrants	426,126	55,556	471,966	55,556
Shares used in computing diluted net income (loss) per share	14,277,656	12,362,271	14,301,057	12,362,271
Diluted earnings (losses) per share from continuing operations	$0.10	$0.26	$(0.13)	$0.17

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share (Continued)

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Basic earnings (losses) from discontinuing operations per share:
Numerator:
Income (loss) from discontinuing operations used in computing basic earnings per share	$(592,620)	$319,321	$(724,313)	$39,752
Income (loss) from discontinuing operations applicable to common shareholders	$(592,620)	$319,321	$(724,313)	$39,752

Denominator:
Weighted average common shares outstanding	13,851,530	12,306,715	13,829,091	12,306,715
Basic earnings per share from discontinuing operations	$(0.04)	$0.03	$(0.05)	$0.00

Diluted earnings (losses) per share from discontinuing operations:
Numerator:
Income (loss) from discontinuing operations used in computing diluted earnings (losses) per share	$(592,620)	$319,321	$(724,313)	$39,752
Income (loss) from discontinuing operations applicable to common shareholders	$(592,620)	$319,321	$(724,313)	$39,752

Denominator:
Weighted average common shares outstanding	13,851,530	12,306,715	13,829,091	12,306,715
Weighted average effect of dilutive securities:
Stock options and warrants	426,126	55,556	471,966	55,556
Shares used in computing diluted net income (loss) per share	14,277,656	12,362,271	14,301,057	12,362,271
Diluted earnings per share from discontinuing operations	$(0.04)	$0.03	$(0.05)	$0.00

Total net income (loss) per common share
Basic	$0.06	$0.29	$(0.19)	$0.17
Dilute	$0.06	$0.29	$(0.18)	$0.17

Recent Accounting Pronouncements

In September, 2006, FASB issued SFAS 157 ‘Fair Value Measurements’.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In February, 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assets and Financial Liabilities’ – Including an Amendment of FABS Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on its consolidated financial statements.

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, 05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has a material effect on the Company’s consolidated financial statements, please see note above under “Derivative Liability”.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UAUDITED AND RESTATED)

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

Note 3 – TRADE DEPOSITS AND ADVANCES

 Trade deposits represents amount held by Airlines and deposits. As of June 30, 2009 and December 31, 2008 the Company had paid $3,402,948 and $6,571,164 as trade deposits respectively.

The following summaries the Company’s deposits outstanding by each of its subsidiaries and the nature and purpose of each deposit as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Shenzhen Yuzhilu Aviation Service Co., Ltd:
Deposit for 600 sets of kiosk. The Company will start record of asset and depreciation on a 5 year straight-line method for the actual number of kiosk when they start operation.	$752,043	$3,171,851
CRM System Design. This was a prepayment to the design of CRM system, and the Company will start record of intangible asset and amortize over 5 year period when the CRM system begin to operate.	-	41,216
Design fee for kiosk. The Company will start amortization at the percentage of actual number of kiosk operative over total 600 set of kiosk at the time the actual number of kiosk starts operation.	34,552	103,479
Deposit for airlines. This was a credit based for issuing air-tickets, and the full amount is returnable if the company discontinues air-ticket business.	636,877	674,277
Deposit for air-ports. This was a deposit for admittance to do marketing in air-ports, and is deductible against monthly rental obligation to air-ports	8,492	21,631
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	1,324,934	1,096,170
Subtotal	$2,756,898	$5,108,624

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED AND RESTATED)

Note 3 – TRADE DEPOSITS AND ADVANCES (CONTINUED)

(Continued)	June 30, 2009	December 31, 2008
Foshan Overseas International Travel Service Co. Ltd.:
Deposit paid to tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies.	$418,121	$632,726
Advance payment to tour guides for expenses during leading the tour. This will be transferred to costs when the tour guide return from tour and provide supporting evidence.	115,426	230,574
Subtotal	533,547	863,300

Xian Golden Net Travel Serve Services, Ltd.:
Deposit for Luoyang Tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies	29,282	292,312
Deposit for Henan Tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies.	14,641	219,234
Deposit for transportations. This was a credit based for co-operate transportation suppliers, and is deductible against transportation payments, the balance is returnable when cease doing business with these agencies.	14,641	87,694
Subtotal	58,564	599,240

Chongqing Travel World E-Business Co., Ltd.
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	53,939	-
Subtotal	53,939	-

Total	$3,402,948	$6,571,164

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED AND RESTATED)

Note 5 - INCOME TAXES

The Company through its subsidiary Shenzhen Yuzhilu Aviation Service Co. is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) the Company has a statutory rate of 25%. The following is a reconciliation of income tax expense for the three and six months ended June 30, 2009 and 2008.

	Six months ended	Six months ended	Three months ended	Three months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Current	$2,138,151	$1,007,246	$1,020,955	$701,374
Deferred	-	-	-	-
Total	$2,138,151	$1,007,246	$1,020,955	$701,374

Note 6 – COMMITMENTS

 The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $147,903 and $92,297 for six months ended June 30, 2009 and 2008, respectively. Rental expense for leases were $52,966 and $8,708 for three months ended June 30, 2009 and 2008, respectively.  The Company has future minimum lease obligations as of June 30, 2009 as follows:

2010	$146,829
2011	63,313
2012	12,081
2013	11,188
2014	10,367
Thereafter	20,931
Total	$264,710

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
JUNE 30, 2009
(UNAUDITED AND RESTATED)

Note 7 – COMMON STOCK (CONTINUED)

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

Prior to the acquisition, Shenzhen Speedy Dragon Enterprises Limited prepared its financial statements under accounting principles generally accepted in the United States of America. Pursuant to a termination agreement dated June 12, 2009 between the Company and Shenzhen Speedy Dragon Enterprises Limited (see Note 2 Discontinued Operations), the Company transferred back its equity interest in Shenzhen Speedy Dragon Enterprises Limited on or before June 30, 2009 and that the 238,095 shares of the Company’s common stock were returned from the sole shareholder of Shenzhen Speedy Dragon Enterprises Limited to the Company. The returned shares were canceled as of June 30, 2009.

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
JUNE 30, 2009
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
JUNE 30, 2009
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

Pursuant to a share exchange agreement, the Company issued 374,329 shares of newly issued shares of Common Stock and a promissory note to the former shareholders of Foshan Overseas International Travel Service Co., Ltd. The shares were valued at $3,346,500, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

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

 UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED AND RESTATED)

Note 7 – COMMON STOCK (CONTINUED)

FOI is engaged in the business of domestic and international travel inquiries as well as corporate travel, offering specialized packages that include national and international air ticket booking, hotel reservations, conference center reservations and rental cars. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholders of FOI.The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with SFAS 94. The allocation of the purchase price is as follows:

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

On August 28, 2008, Universal Travel Group (the “Company”) entered into a Securities Purchase Agreement with Access America Fund, LP, Chinamerica Fund LP, Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I. Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding, LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson (collectively, the “Buyers”) to sell to the Buyers 1,529,569 shares of common stock, par value $0.001 of the Company (“Common Stock”) and warrants to purchase 764,785 shares of Common Stock for an aggregate purchase price of $7,112,500 (the “Financing”). (See footnote 2, derivative liability)

Note 8 – STOCK WARRANTS, OPTIONS, AND COMPENSATION

On February 4, 2008, under the terms of an equity financing commitment, the company issued 74,074 shares of common stock at the closing price of  $8.10 per share.  The proceeds of $599,994 were paid directly to the shareholders of Foshan Overseas International Travel Service Co, for amount due them under Note obligation of the company.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

On January 20, 2009, pursuant to the Securities Purchase agreement entered into on August 28, the Company enacted the Universal Travel Group 2009 Incentive Stock Option Plan entitles the grant of up to 2,200,000 shares of common stock of Universal Travel Group, par value $0.001 to certain employees of the Company either as stock or stock options, and the subsequent exercise of any stock options.  The options are exercisable until January 19, 2019, with a vesting period of six years. Average purchase price for the options is $3.73 per share. The options were valued using the Black-Scholes option-pricing model  at the date of grant stock option pricing.  The total fair market value at grant date is $5,483,865.

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to, as FASB 123R, the Company recorded a service period expense of $495,725 for the six months ending June 30, 2009 and $330,725 for the three months ended June 30, 2009.

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2008	55,555	$4.56-11.25	7.93-9yrs	-
Granted in 2009	2,200,000	$2.70-3.84	9.56yrs	-
Exercised in 2008	-	-	-	-

Outstanding, June 30, 2009	2,255,555	-	-	-

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED AND RESTATED)

Note 8 – STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

Pursuant to the Securities Purchase Agreement entered into On August 28, 2008, the Company issued warrants to purchase 764,786 shares of Common Stock. The unit purchase price was $4.65 per Common Share and a related Warrant for the purchase of one-half a Common Share, times the number of Common Shares purchased. Market Value of the Company’s stock on August 28, 2008 was $4.05. Each warrant has an Exercise Price of $8.13 and a term of 5 years from the date of issuance.  The Company measured and recognized an aggregate of $2,091,738 of the proceeds to additional paid in capital upon issuance of these warrants. The terms of the warrants provide for an adjustment to the exercise price of these warrants if the company closes on the sale or issuance of common stock at a price which is less than the exercise price then in effect for these warrants. Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On January 1, 2009, the warrants were reclassified from equity to derivative liability for the then relative fair market value and marked to market (see Note 2 Derivative Liability).

Note 9 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of June 30, 2009  and December 31, 2008 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance December 31, 2007	$545,164	$545,164
Changes for year ended December 31, 2008	975,002	975,002
Balance December 31, 2008	1,520,166	1,520,166
Changes for six months ended June 30, 2009	48,587	48,587
Balance at June 30, 2009	$1,568,753	$1,568,753

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
JUNE 30, 2009
(UNAUDITED AND RESTATED)

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

Note 13 -   SEGMENT INFORMATION

Upon the disposition of Shenzhen Speedy Dragon Enterprises Limited pursuant to a termination agreement dated June 12, 2009, the Company currently operates and prepares accounting and other financial reports separately to management for six major business organizations (Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd., Foshan International Travel Service Co., Ltd.,  Xian Golden Net Travel Serve Services, Chongqing Travel World E-Business Co., Ltd., and Shenzhen Travel World Travel Agency Co., Ltd.). Pursuant to SFAS 131 they disclose segments on a single entity basis, which in their case is the legal entity. Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd., hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd, packaged tours segment relates to Foshan International Travel Service Co., Ltd and Xi’an Golden Net Travel Serve Service Company Limited, and Shenzhen Travel World Travel Agency Co., Ltd. Management monitors these segments regularly to make decisions about resources to be allocated to the segment and assess its performance.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED AND RESTATED)

Note 13 -   SEGMENT INFORMATION(CONTINUED)

The following tables’ present summarized information by segment:

	Air Ticketing	Hotel Reservation	Package Tours	Other	Total
	Six Months Ended June 30, 2009
Sales, net	$6,045,642	$5,230,975	$22,639,535	$-	$33,916,152
Cost of sales	$651,979	$1,683,627	$19,279,043	$-	$21,614,649
Gross profit	$5,393,663	$3,547,348	$3,360,492	$-	$12,301,503
Income from operations	$3,722,661	$3,471,539	$2,846,988	$(837,401)	$9,203,787
Depreciation & Amortization	$180,515	$2,618	$7,606	$-	$190,739
Asset Expenditures	$6,076,248	$-	$-	$-	$6,076,248
Total assets	$30,987,883	$9,499,533	$8,024,758	$5,210,309	$53,722,483
	Six Months Ended June 30, 2008
Sales, net	$3,365,400	$2,024,296	$13,365,656	$-	$18,755,352
Cost of sales	$380,254	$857,596	$11,648,400	$-	$12,886,250
Gross profit	$2,985,146	$1,166,700	$1,717,256	$-	$5,869,102
Income from operations	$2,010,978	$1,128,775	$1,327,539	$(155,802)	$4,311,490
Depreciation & Amortization	$24,342	$2,148	$7,312	$-	$33,802
Asset Expenditures	$9,042	$5,673	$2,348	$-	$17,063
Total assets	$11,167,448	$3,721,709	$8,134,644	$2,855,697	$25,879,498
	Three Months Ended June 30, 2009
Sales, net	$3,294,514	$2,714,144	$12,396,815	$-	$18,405,473
Cost of sales	$349,173	$910,164	$10,616,442	$-	$11,875,779
Gross profit	$2,945,341	$1,803,980	$1,780,373	$-	$6,529,694
Income from operations	$2,147,871	$1,772,243	$1,461,127	$(416,466)	$4,964,775
Depreciation & Amortization	$100,886	$1,557	$3,640	$-	$106,083
Asset Expenditures	$4,815,850	$-	$-	$-	$4,815,850
Total assets	$30,987,883	$9,499,533	$8,024,758	$5,210,309	$53,722,483
	Three Months Ended June 30, 2008
Sales, net	$1,936,520	$1,411,819	$8,454,635	$-	$11,802,974
Cost of sales	$207,324	$606,677	$7,292,436	$-	$8,106,437
Gross profit	$1,729,196	$805,142	$1,162,200	$-	$3,696,537
Income from operations	$1,101,247	$785,168	$947,176	$(45,790)	$2,787,801
Depreciation & Amortization	$12,251	$1,037	$3,536	$-	$16,824
Asset Expenditures	$8,920	$26	$(3,299)	$-	$5,647
Total assets	$11,167,448	$3,721,709	$8,134,644	$2,855,697	$25,879,498

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED AND RESTATED)

Note 14 -   SUBSEQUENT EVENTS (CONTINUED)

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

On August 10, 2009, the Company also entered into a Make Good Securities Escrow Supplement Agreement with its investors under that certain Securities Purchase Agreement dated August 28, 2008.  Pursuant to the Supplement Agreement, Section 1.6 of the Make Good Securities Escrow Agreement that it had executed with its Investors on August 28, 2008 is amended with the intention to exclude the effects of EITF 07-5 when determining whether the 2008 Performance Threshold and the 2009 Performance Threshold have been reached by the Company.  However, the Company has subsequently determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  Accordingly, the Company has restated its March 31, 2009 and June 30, 2009 consolidated financial statements resulting from the adoption of EITF 07-05 effective January 1, 2009 (see Note 2 - Derivative Liability and Note 15 – Restatement and Reclassification of Financial Statements),

NOTE 15 – RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS

The Company has restated its unaudited consolidated financial statements of the period ended June 30, 2009 to correct the following errors in the consolidated financial statements previously filed:

•
The Company omitted the accounting for a derivative liability upon the adoption of EITF 07-5 effective January 1, 2009, and the subsequent accounting for the changes in the associated liability from the marked to market.

•	The Company erroneously accounted for cancelled common stock in connection with disposition of its discontinued operations as treasury stock.
•	The Company erroneously presented the dividends from its discontinued operations as income from discontinued operations.
•	The Company erroneously presented the dividends receivable associated with its discontinued operations as an investing cash outflow.
•	The Company’s original computation of weighted average common shares outstanding and weighted average effect of dilutive securities was inaccurate.
•	The Company’s original computation of stock-based compensation was inaccurate.

In addition, as described in Note 2 - Discontinued Operations, on June 12, 2009 the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited. Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as discontinued operations. The Company omitted the reclassification of balance sheet items of the discontinued operations separately from continuing operations for the prior year presented, and omitted the segregation of cash flow of discontinued operations from continuing operations. The reclassification of prior year balance sheet items has resulted in no change in the Company’s reported Consolidated Balance Sheet as of June 30, 2009 and Consolidated Statement of Income for the three and six months ended June 30, 2009.  However, the reclassification did affect the individual components of the Company’s Consolidated Statement of Cash Flow for the six months ended June 30, 2009.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED AND RESTATED)

NOTE 15 – RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS (CONTINUED)

The net effect of the above correction of the errors and reclassifications was to:

•	Increase the Company’s reported Derivative liabilities as of June 30, 2009 by $7,261,178 from $0 to $7,261,178.
•	Decrease the Company’s reported additional paid in capital as of June 30, 2009 by $5,597,373 from $17,081,723 to $11,484,350.
•
Decrease the Company’s reported net incomes for the three months ended June 30, 2009 by $5,094,557 from $2,509,532 to net loss of $2,585,025. Decrease the Company’s reported net incomes for the six months ended June 30, 2009 by $4,981,294 from $5,777,808 to $796,514.

•	Decrease the Company’s reported retained earnings as of June 30, 2009 by $4,444,517 from $32,411,381 to $27,966,864.
•
Decrease the Company’s reported number of common shares issued and outstanding as of June 30, 2009 by 238,095 shares from 13,915,089 shares to 13,676,994 shares. Decrease the Company’s reported common stock amount as of June 30, 2009 by $238 from $13,914 to $13,676.

•
Decrease the Company’s reported dividend from discontinued operations for the three and six months ended June 30, 2009 by $2,260,981 from $2,260,981 to $0. Decrease the Company’s reported loss on disposition of discontinued operations for the three and six months ended June 30, 2009 by $2,260,981 from $3,031,576 to $770,595.

•
Decrease the Company’s reported net cash provided by operating activities for the six months ended June 30, 2009 by $1,776,632 from $11,676,366 to $9,899,734. Decrease the Company’s reported net cash used in investing activities for the six months ended June 30, 2009 by $2,260,981 from $9,541,309 to $7,280,328. Decrease the Company’s reported beginning balance of cash and cash equivalents for the six months ended June 30, 2009 by $484,349 from $16,204,531 to $15,720,182.

•
Increase the basic weighted common shares outstanding by 152,097 shares from 13,676,994 shares to 13,829,091 shares for the three months ended June 30, 2009.  Increase the dilutive weighted common shares outstanding by 178,140 shares from 14,122,917 shares to 14,301,057 shares for the three months ended June 30, 2009. Increase the basic weighted common shares outstanding by 174,536 shares from 13,676,994 shares to 13,851,530 shares for the six months ended June 30, 2009. Increase the dilutive weighted common shares outstanding by 154,739 shares from 14,122,917 shares to 14,277,656 shares for the six months ended June 30, 2009.

•
Decrease the basic net income per common share, continuing operations, by $0.38 from $0.24 to net loss per share of $0.14 for the three months ended June 30, 2009. Decrease the dilutive net income per common share, continuing operations, by $0.36 from $0.23 to net loss per share of $0.13 for the three months ended June 30, 2009. Decrease the basic net income per common share, continuing operations, by $0.37 from $0.47 to $0.10 for the six months ended June 30, 2009. Decrease the dilutive net income per common share, continuing operations, by $0.35 from $0.45 to $0.10 for the six months ended June 30, 2009.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED AND RESTATED)

NOTE 15 – RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS (CONTINUED)

The Company also has reclassified and included all costs directly associated with the generation of revenue in its cost of services. These costs were erroneously classified as selling, general, and administrative expenses in the consolidated financial statements previously filed.  This reclassification has resulted in no change in the Company’s reported Consolidated Balance Sheet as of June 30, 2009 and Consolidated Statement of Cash Flows for the six months ended June 30, 2009.  The reclassification did affect the individual components of the Company’s cost of services and selling, general and administrative expenses as reported on its Consolidated Statement of Income for the three and six months ended June 30, 2009. However, this reclassification had no effect on the reported consolidated net income.  Costs of services that were reclassified from the Company’s selling, general, and administrative expenses amounted $354,106 and $209,401 for the three months ended June 30, 2009 and 2008, respectively.  Costs of services that were reclassified from the Company’s selling, general, and administrative expenses amounted $676,380 and $365,677, for the six months ended June 30, 2009 and 2008, respectively.

Following are reconciliations of the Company’s restatement and reclassification of the Consolidated Balance Sheet as of June 30, 2009 and Consolidated Statement of Income for the three and six months ended June 30, 2009.

CONSOLIDATED BALANCE SHEET
JUNE 30, 2009

	As Reported	Net Change	As Restated
ASSETS
Current Assets
Cash and cash equivalents	$18,388,175		$18,388,175
Accounts receivable, net	11,708,758		11,708,758
Other receivables and deposits, net	67,272		67,272
Trade deposit	3,402,948		3,402,948
Advances	439,226		439,226
Escrow deposits	162,301		162,301
Prepaid expenses	279,618		279,618
Note receivable	2,773,411		2,773,411
Total Current Assets	37,221,709		37,221,709

Property & equipment, net	6,183,786		6,183,786
Intangible assets	420,718		420,718
Goodwill	9,896,270		9,896,270
	16,500,774		16,500,774
Total Assets	$53,722,483		$53,722,483

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,293,448		$3,293,448
Customer deposits	879,515		879,515
Income tax payable	882,555		882,555
Total Current Liabilities	5,055,518		5,055,518

Derivative liability	-	7,261,178	7,261,178

Total liabilities	5,055,518	7,261,178	12,316,696

Stockholders' Equity

common stock	13,914	(238)	13,676
Additional paid in capital	17,081,723	(5,597,373)	11,484,350
treasury stock	(2,780,950)	2,780,950	-
Other comprehensive income	1,568,753		1,568,753
Statutory reserve	372,144		372,144
Retained earnings	32,411,381	(4,444,517)	27,966,864
Total Stockholders' Equity	48,666,965	(7,261,178)	41,405,787
Total Liabilities and Stockholders' Equity	$53,722,483		$53,722,483

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED AND RESTATED)

NOTE 15 – RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009

	As Reported	Net Change	As restated
Gross revenues,	$18,405,473		$18,405,473
Cost of services	11,521,673	354,106	11,875,779
Gross Profit	6,883,800	(354,106)	6,529,694

Selling, general and administrative expenses	2,643,949	(1,079,030)	1,564,919
Income from operations	4,239,851	724,924	4,964,775

Other Income (Expense)
Other income	2,591		2,591
Loss on change in fair value of derivative liabilities	-	(5,819,481)	(5,819,481)
Interest income	12,358		12,358
Total Other Income (Expense)	14,949	(5,819,481)	(5,804,532)
Income before income taxes –continuing operations	4,254,800	(5,094,557)	(839,757)

Provision for income taxes	1,020,955		1,020,955
Income(Loss) from continuing operations	$3,233,845	(5,094,557)	$(1,860,712)

Income from discontinued operations	46,282		46,282
Dividend from discontinued operations	2,260,981	(2,260,981)	-
Loss on disposition of discontinued operations	(3,031,576)	2,260,981	(770,595)
Net loss from discontinued operation	(724,313)	-	(724,313)

Net income (loss)	$2,509,532	(5,094,557)	$(2,585,025)

Net Income (Loss) per common share:
continuing operations
Basic	$0.24	(0.38)	$(014)
Dilutive	$0.23	(0.36)	$(0.13)
discontinued operations
Basic	$(0.05)		$(0.05)
Dilutive	$(0.05)		$(0.05)

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED AND RESTATED)

NOTE 15 – RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	As Reported	Net Change	As restated
Gross revenues,	$33,916,152		$33,916,152
Cost of services	20,938,269	676,380	21,614,649
Gross Profit	12,977,883	(676,380)	12,301,503

Selling, general and administrative expenses	4,499,019	(1,401,303)	3,097,716
Income from operations	8,478,864	724,923	9,203,787

Other Income (Expense)
Other income	6,419		6,419
Loss on change of fair value of derivative liabilities	-	(5,706,217)	(5,706,217)
Interest income	23,296		23,296
Total Other Income (Expense)	29,715	(5,706,217)	(5,676,502)
Income before income taxes –continuing operations	8,508,579	(4,981,294)	3,527,285

Provision for income taxes	2,138,151		2,138,151
Income from continuing operations	$6,370,428	(4,981,294)	$1,389,134

Income from discontinued operations	177,975		177,975
Dividend from discontinued operations	2,260,981	(2,260,981)	-
Loss on disposition of discontinued operations	(3,031,576)	2,260,981	(770,595)
Net loss from discontinued operation	(592,620)		(592,620)

Net Income	5,777,808	(4,981,294)	796,514

Net Income per common share:
continuing operations
Basic	$0.47	(0.37)	$0.10
Dilutive	$0.45	(0.35)	$0.10
discontinued operations
Basic	$(0.04)		$(0.04)
Dilutive	$(0.04)		$(0.04)

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED AND RESTATED)

NOTE 15 – RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS (CONTINUED)

The resulting effects of the correction of the errors and reclassifications on cash flows for the six months ended June 30, 2009 are as follows.

	As Reported	Net Change	As restated
Net Cash provided by Operating Activities	$11,676,366	(1,776,632)	$9,899,734
Net Cash used in Investing Activities	(9,541,309)	2,260,981	(7,280,328)
Net Cash provided by Financing Activities	-		-
Cash and cash equivalents, beginning balance	16,204,531	(484,349)	15,720,182

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

In the second calendar quarter of 2009, based on the past performance of our air Cargo business, as well as the market perspective of this business, we decided to spin off our Speedy Dragon Enterprise Limited subsidiary, and as a result, exited the air cargo business. The air cargo industry had been suffering from the contraction in manufacturing in the Pearl River Delta, and we were not competitive enough in this segment of business. We believe the spin-off was beneficial to us as it allowed us to concentrate on our core business of selling air tickets, hotel accommodations and packaged tours.

In order to seize the opportunities arising from the economic promotion by the Chinese government of the mid and western regions of the PRC, we strategically expanding our business operations into Chongqing, the metropolis of the Southwest China, and Xi’an, the metropolis of the Northwest China. We set up Chongqing Travel World E-Business Co., Ltd. to be our headquarters in that region.

We believe that these expansions will contribute to our growth in the near future.

We aim to be the foremost leading online travel services provider in the People’s Republic of China, especially in the air ticketing service, hotel booking and packaged tour providing sectors.

We currently have three discrete lines of business and revenue, and each is carried out by a subsidiary of the Company. Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd., hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd, packaged tours segment relates to Foshan International Travel Service Co., Ltd and Xi’an Golden Net Travel Serve Service Company Limited, and Shenzhen Travel World Travel Agency Co., Ltd. Operations of each segment are exclusive to the operations of the associated subsidiary company.

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

However, the impact of seasonal fluctuations in the travel industry is likely to have a more apparent impact on our future results.

(iii)	Disruptions in the Travel Industry.

Because the travel industry is sensitive to the weather, events and seasons, travelers tend to modify their travel plans according to such factors.

Examples of some events which affected our travel industry last year were:

☐	the snow storms which affected the People’s Republic of China during the Spring Festival last year;
☐	the Olympics in August 2008 which led to an increase in prices for hotels, airline and other travel-related costs and accordingly, a similar increase in travel products;

☐	the earthquakes in May 2008 which affected travel in the Sichuan area;
☐	the threat of terrorist attacks and increased security over international events, such as the Olympics,; and
☐	a downturn in international economies such as in the United States.

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

Because the Company had spun off its Speedy Dragon Enterprise Limited subsidiary and exited the air cargo business, all numbers attributable to continuing operations in the following discussion do not include the operating results of Speedy Dragon Enterprise Limited for the second quarter of 2009 and its historical results.  Such had been reclassified as discontinued operations.

USD$	Three months ended June 30, 2009	Three months ended June 30, 2008	Increase/ Decrease	Percentage
Gross Revenues	$18,405,473	$11,802,974	$6,602,499	55.9%
Cost of Services	(11,875,779)	(8,106,437)	(3,769,342)	46.5%
Gross Profit	6,529,694	3,696,538	2,833,156	76.6%
SG&A	(1,564,919)	(908,736)	(656,183)	72.2%
Income from Operations	4,964,775	2,787,801	2,176,974	78.0%
Other income	2,591	5,504	(2,913)	-52.9%
Loss on change in fair value of derivative liabilities	(5,819,481)	-	(5,819,481)
Interest income	12,358	10,307	2,051	19.9%
Interest expense	-	(28,297)	28,297	-100.0%
Income (loss) before income taxes	(839,757)	2,775,315	(3,615,072)	-130.2%
Provision for income taxes	(1,020,955)	(701,374)	(319,581)	45.6%
Net Income (loss) – continuing operations	(1,860,712)	2,073,941	(3,934,653)	-189.7%

Income from discontinued operations	46,282	39,752	6,530	16.4%
Loss on disposition of discontinued operations	(770,595)	-	(770,595)
Net Income (Loss)	$(2,585,025)	$2,113,693	$(4,698,718)	-222.2%

For the three months ended June 30, 2009:
Revenue Segment	Air-tickets	(%) of	Cargo	(%) of	Hotel	(%) of	Tours	(%) of	Total
Analysis:	(YZL)	sector	(SSD)	sector	(SLB)	sector	(XGN & FOI)	sector
Revenue	3,294,514	17.90%	0	0.00%	2,714,144	14.75%	12,396,815	67.35%	18,405,473
Cost of Services	349,173	2.94%	0	0.00%	910,164	7.66%	10,616,442	89.40%	11,875,779
Gross Profit	2,945,341	45.11%	0	0.00%	1,803,980	27.63%	1,780,373	27.27%	6,529,694
Gross Margin	89.40%	-	0.00%	-	66.47%	-	14.36%	-	35.48%
Segment effect in Gross Margin (*)	16.00%	-	0.00%	-	9.80%	-	9.67%	-	35.48%

For the three months ended June 30, 2008:
Revenue Segment	Ai r-tickets	(%) of	Cargo	(%) of	Hotel	(%) of	Tours	(%) of	Total
Analysis:	(YZL)	sector	(SSD)	sector	(SLB)	sector	(XGN & FOI)	sector
Revenue	1,936,519	16.41%	-	0.00%	1,411,818	11.96%	8,454,637	71.63%	11,802,974
Cost of Services	207,324	2.56%	-	0.00%	606,677	7.48%	7,292,436	89.96%	8,106,437
Gross Profit	1,729,195	46.78%	-	0.00%	805,141	21.78%	1,162,201	31.44%	3,696,537
Gross Margin	89.29%	-	0.00%	-	57.03%	-	13.75%	-	31.32%
Segment effect in Gross Margin (*)	14.65%	-	0.00%	-	6.82%	-	9.85%	-	31.32%
(*) "Segment effect in Gross Margin" was calculated by multiplying "the percentage of the    segment revenue over the total revenue" with "gross margin of the related sector". This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd., hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd, packaged tours segment relates to Foshan International Travel Service Co., Ltd and Xi’an Golden Net Travel Serve Service Company Limited, and Shenzhen Travel World Travel Agency Co., Ltd.

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

Revenue from hotel reservations was $2,714,144 for the three months ended June 30, 2009 compared to $1,411,818 for the same period in 2008, an increase of approximately 92.2%. This increase is also a result of the factors mentioned above for air tickets and the successful cross marketing of our various business segments.

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

Gross Profit

Gross Profit for the three months ended June 30, 2009 was $6,529,694 compared to $3,696,538 for the same period 2008, an increase of approximately 76.6%. The increase in gross profit is due to the same factors contributing to the growth in revenue. The exponential growth in both our domestic air-ticketing business and hotel reservations business is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $2,945,341 for the three months ended June 30, 2009 compared to $1,729,195 for the same period last year, an increase of approximately 70.3%. Gross profit margin in this segment for the three months ended June 30, 2009 was 89.4% compared to 89.3% for the same period 2008. As the cost of service is at a similar percentage to the revenue for the comparable period last year, the gross profit increase is in tandem with the increase in our air-ticketing business operated by YZL.

Gross profit in our hotel reservation segment was $1,803,980 for the three months ended June 30, 2009 compared to $805,141 for the same period last year, an increase of approximately 124.1%. Gross profit margin in this segment for the three months ended June 30, 2009 was 66.5% compared to 57.0% for the same period 2008, an increase of approximately 9.5%. The gross profit margin increase was mainly due to the increase in commission revenue as a result of significant increased reservation volume while our associated cost of services is increased at a much lesser extent. These factors together resulted in the significant increase in the gross profit of SLB.

Gross profit in our packaged tour segment was $1,780,374 for the three months ended June 30, 2009 compared to $1,162,201 for the same period last year, an increase of approximately 53.2%. Gross profit margin in this segment for the three months ended June 30, 2009 was 14.4% compared to 13.8% for the same period 2008. As the cost of service is at a similar percentage to the revenue for the comparable period last year, the gross profit increase is in tandem with the increase in our packaged travel businesses operated by XGN and FOI.

Our air-ticketing and hotel reservation have much higher gross margin than our packaged tour business primarily as our revenue from air-ticketing and hotel reservation are the commission we generated and our costs of service are mainly business taxes, systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial; while costs of services for the packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, that all together are much substantial variable and fixed overheads.

Consolidated gross margin for the three months ended June 30, 2009 came in at 35.5%, a 4.2% increase from the 31.3% the Company posted in the same period last year. As outlined in the above tables, gross profit for air-ticketing improved the total gross margin by 1.4%, gross profit for hotel reservations improved the total gross margin by 3.0%, gross profit for packaged travel reduced the total gross margin by 0.2%, which in total, increased the total gross profit by 4.2%.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the three months ended June 30, 2009 and 2008 are as follows:

	For the three months ended June 30,
	2009	2008

Business related tax	$172,547	$68,051
Salary and commission	744,230	540,019
Marketing	508	30,474
Rent	44,151	28,534
Depreciation and amortization	10,655	1,682
Professional fees	85,742	43,000
Stock-based compensation	330,724	45,791
Other general and administrative expenses	176,362	151,185
Total	$1,564,919	$908,736

Selling, general and administrative expenses totaled $1,564,919 for three months ended June 30, 2009 compared to $908,736 for same period last year, an increase of approximately 72.2%.

Stock-based compensation reflects standard options issuance to our independent directors as well as another 2.2 million options issued in January 20, 2009 to our management team. It is the first time the management was granted options since the Company went public in July 2006. During the second quarter, the non-cash charge associated with the stock-based compensation was $330,724, or 1.8% of revenue.

Selling, general and administrative expenses were approximately 8.50% of revenue for the three months ended June 30, 2009 as compared to 7.7% for the same period last year. The slight increase in percentage was mainly due to the issuance of stock based compensation in January 2009 and the amortization of such stock based compensation, whereas the stock based compensation is less significant during the same period last year.. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the three months ended June 30, 2009, as compared to the same period of last year.

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

Other Income (Expenses)

            Interest expense for three months ended June 30, 2009 totaled $0 compared to $28,297 for three months ended June 30, 2008. The decrease in interest expense reflects the fact that we paid off all our bank loans in July 2008 and our ability to manage our cash flow.

Loss on change in fair value of derivative liability for the three months ended June 30, 2009 was $5,819,481 compared to $0 for the three months ended June 30, 2008. The Company adopted EITF No. 07-05 on January 1, 2009 and the warrants issued in connection with the “Securities Purchase Agreement” dated August 28, 2008 were reclassified from equity to derivative liability and marked to market.  The Company recorded a loss on change in fair value of derivative liability of $5,819,481 on June 30, 2009 to mark to market for the increase in fair value of the warrants from March 31, 2009 to June 30, 2009.

Net Income (Loss)

We incurred net loss of $2,585,025, or 14.0% of revenues for the three months ended June 30, 2009, compared to net income of $2,113,693 or 18.0% of revenue for the same period last year. Excluding the effect of provision for income taxes, the decrease in net income was mainly due to an increase in income from operations in the amount of approximately $1.5 million, offset by approximately $5.8 million of loss on change in fair value of derivative liability as described above and $724,313 of loss attributable to discontinued operations.

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the six months ended June 30, 2009 and 2008.

Because the Company had spun off its Speedy Dragon Enterprise Limited subsidiary, and exited the air cargo business, all numbers attributable to continuing operation in the following discussion do not include the operating result of Speedy Dragon Enterprise Limited for the six months ended June 30, 2009, and its historical results.

USD$	Six months ended June 30, 2009	Six months ended June 30, 2008	Increase/ Decrease	Percentage
Gross Revenues	$33,916,152	$18,755,352	$15,160,800	80.8%
Cost of Services	(21,614,649)	(12,886,250)	(8,728,399)	67.7%
Gross Profit	12,301,503	5,869,102	6,432,401	109.6%
SG&A	(3,097,716)	(1,557,612)	(1,540,104)	98.9%
Income from Operations	9,203,787	4,311,490	4,892,297	113.5%
Loss on disposal of assets	-	(1,104)	1,104	-100.0%
Other income	6,419	8,378	(1,959)	-23.4%
Loss on change of fair value of derivative liabilities	(5,706,217)	-	(5,706,217)
Interest income	23,296	11,722	11,574	98.7%
Interest expense	-	(65,004)	65,004	-100.0%
Income before income taxes	3,527,285	4,265,482	(738,197)	-17.3%
Provision for income taxes	(2,138,151)	(1,007,246)	(1,130,905)	112.3%
Net Income – continuing operations	1,389,134	3,258,236	(1,869,102)	-57.37%

Income from discontinued operations	177,975	319,321	(141,346)	-44.3%
Loss on disposition of discontinued operations	(770,595)	-	(770,595)
Net Income	$796,514	$3,577,557	$(2,781,043)	-77.7%

For the six months ended June 30, 2009:
Revenue Segment	Air-tickets	(%) of	Cargo	(%) of	Hotel	(%) of	Tours	(%) of
Analysis:	(YZL)	sector	(SSD)	sector	(SLB)	sector	(XGN & FOI)	sector	Total
Revenue	6,045,642	17.83%	0	0.00%	5,230,975	15.42%	22,639,535	66.75%	33,916,152
Cost of Services	651,979	3.02%	0	0.00%	1,683,627	7.79%	19,279,043	89.19%	21,614,649
Gross Profit	5,393,663	43.85%	0	0.00%	3,547,348	28.84%	3,360,492	27.32%	12,301,503
Gross Margin	89.22%	-	0.00%	-	67.81%	-	14.84%	-	36.27%
Segment effect in Gross Margin (*)	15.90%	-	0.00%	-	10.46%	-	9.91%	-	36.27%

For the six months ended June 30, 2008:
Revenue Segment	Air-tickets	(%) of	Cargo	(%) of	Hotel	(%) of	Tours	(%) of
Analysis:	(YZL)	sector	(SSD)	sector	(SLB)	sector	(XGN & FOI)	Sector	Total
Revenue	3,365,400	17.94%	-	0.00%	2,024,296	10.79%	13,365,656	71.26%	18,755,352
Cost of Services	380,254	2.95%	-	0.00%	857,596	6.66%	11,648,400	90.39%	12,886,250
Gross Profit	2,985,146	50.86%	-	0.00%	1,166,700	19.88%	1,717,256	29.26%	5,869,102
Gross Margin	88.70%	-	0.00%	-	57.63%	-	12.85%	-	31.29%
Segment effect in Gross Margin (*)	15.92%	-	0.00%	-	6.22%	-	9.16%	-	31.29%
(*) "Segment effect in Gross Margin" was calculated by multiplying "the percentage of the segment revenue over the total revenue" with "gross margin of the related sector". This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd., hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd, packaged tours segment relates to Foshan International Travel Service Co., Ltd and Xi’an Golden Net Travel Serve Service Company Limited, and Shenzhen Travel World Travel Agency Co., Ltd.

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

Because the average price of our travel products and commission rates remained stable, we believe the greatest impact to our financial performance was from the growth of our business volume.

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

Gross Profit

Gross profit for the six months ended June 30, 2009 was $12,301,503 compared to $5,869,102 for the same period last year, an increase of approximately 109.6%. The increase in gross profit reflects the aforementioned integration of business lines onto our online platform and higher percentage of packaged tour revenue.

Gross profit in air-ticketing was $5,393,663 for the six months ended June 30, 2009 compared to $2,985,146 for the same period last year, an increase of approximately 80.7%. Gross profit margin in this segment for the six months ended June 30, 2009 was 89.2% compared to 88.7% for the same period 2008. As the cost of service is at a similar percentage to the revenue for the comparable period last year, the gross profit increase is in tandem with the increase in our air-ticketing business operated by YZL.

Gross profit in hotel reservation was $,3547,348 for the six months ended June 30, 2009 compared to $1,166,700 for the same period last year, an increase of approximately 204.0%. Gross profit margin in this segment for the six months ended June 30, 2009 was 67.8% compared to 57.6% for the same period 2008, an increase of approximately 10.2%. The gross profit margin increase was mainly due to the increase in commission revenue as a result of significant increased reservation volume while our associated cost of services is increased at a much lesser extent. These factors together resulted in the significant increase in the gross profit of SLB.

Gross profit in packaged tour was $3,360,492 for the six months ended June 30, 2009 compared to $1,717,256 for the same period last year, an increase of approximately 95.7%. Gross profit margin in this segment for the six months ended June 30, 2009 was 14.8% compared to 12.9% for the same period 2008. As the cost of service is at a similar percentage to the revenue for the comparable period last year, the gross profit increase is in tandem with the increase in our packaged travel businesses operated by XGN and FOI.

Our air-ticketing and hotel reservation have much higher gross margin than our packaged tour business primarily as our revenue from air-ticketing and hotel reservation are the commission we generated and our costs of service are mainly business taxes, systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial; while costs of services for the packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, that all together are much substantial variable and fixed overheads.

Consolidated gross margin for the six months ended June 30, 2009 came in at 36.3%, a 5.0% increase from the 31.3% the Company posted in the same period last year. As outlined in the above tables, gross profit for air-ticketing remained at a similar percentage as the same period of last year, gross profit for hotel reservations improved the total gross margin by 4.2%, gross profit for packaged travel improved the total gross margin by 0.8%, which in total, increased the total gross profit by 5.0%.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the six months ended June 30, 2009 and 2008 are as follows:

	For the six months ended June 30,
	2009	2008

Business related tax	$261,233	$108,263
Salary and commission	1,456,152	872,419
Marketing	38,855	60,015
Rent	82,671	58,426
Depreciation and amortization	19,074	3,381
Professional fees	341,676	71,168
Stock-based compensation	495,725	155,802
Other general and administrative expenses	402,330	228,138
Total	$3,097,716	$1,557,612

Selling, general and administrative expenses for six months ended June 30, 2009 totaled $3,097,716 compared to $1,557,612 for the same period last year, an increase of approximately 98.9%.

Stock-based compensation reflects standard options issuance to our independent directors as well as another 2.2 million options issued in January 20 2009 to our management team. It is the first time the management was granted options since the Company went public in July 2006.  For the six months ended June 30, 2009, the non-cash charge was $495,725, or 1.46% of revenue

Selling, general and administrative expenses were approximately 9.13% of revenue for the six months ended June 30, 2009 as compared to 8.3% for the six months ended June 30, 2008, which was mainly because of the rapid increase in stock based compensation as a result of rapid growth in share price.

Other Income (Expenses)

            Interest expense for six months ended June 30, 2009 totaled $0 compared to $65,004 for six months ended June 30, 2008. The decrease in interest expense reflects the fact that we paid off all our bank loans in July 2008 and our ability to manage our cash flow.

Loss on change in fair value of derivative liability for the six months ended June 30, 2009 was $5,706,217 compared to $0 for the six months ended June 30, 2008. The Company adopted EITF No. 07-05 on January 1, 2009 and the warrants issued in connection with the “Securities Purchase Agreement” dated August 28, 2008 were reclassified from equity to derivative liability and marked to market.  The Company recorded a gain on change in fair value of derivative liability of $113,264 on March 31, 2009 to mark to market for the decrease in fair value of the warrants from January 1, 2009 to March 31, 2009, and recorded a loss on change in fair value of derivative liability of $5,819,481 on June 30, 2009 to mark to market for the increase in fair value of the warrants from March 31, 2009 to June 30, 2009,

Net Income

Net income was $796,514 or 2.3% of revenue for the six months ended June 30, 2009, compared to $3,577,557 or 19.1% of revenue for the same period last year. Excluding the effect of provision for income taxes, the decrease in net income was mainly due to an increase in income from operations in the amount of approximately $4.2 million, offset by approximately $5.7 million of loss on change in fair value of derivative liability as described above and $592,620 of loss attributable to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and debt and equity financing. Cash and cash equivalents were $18,388,175 as of June 30, 2009. Current assets and current liabilities as of June 30, 2009, were $37,221,709 and $5,055,518 yielding working capital of $32,166,191. We believe that the funds available to us from operations are adequate to meet our operating needs in 2009. For the six months ended June 30, 2009, net cash provided by operating activities was $9,899,734, which resulted primarily from our organic operations and effective management of cash flow.

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

Evaluation of our Disclosure Controls

a)           Evaluation of Disclosure Controls and Procedures: As of June 30, 2009, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Exchange Act and Rules 13a-15(e) and 15d-15(e) promulgated thereunder.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed under the Exchange Act.

As a result of comments raised by the SEC, we determined that accounting errors were made in connection with:

*           the accounting for a derivative liability upon the adoption of EITF 07-5 effective January 1, 2009, and the subsequent accounting for the changes in the associated liability from the marked to market;

*           accounting for cancelled common stock in connection with disposition of our discontinued operations as treasury stock;

*           presenting the dividends from our discontinued operations as income from discontinued operations;

*           presenting the dividends receivable associated with our discontinued operations as an investing cash outflow;

*           our weighted average common shares and stock-based compensation computation;

*           omitting the reclassification of balance sheet items of the discontinued operations separately from continuing operations for the prior year presented;

*           omitting the segregation of cash flow of discontinued operations from continuing operations; and

*           the classification of costs directly associated with the generation of revenue of our costs of services

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

Changes in internal control over financial reporting

The company has set up an internal control department with qualified accounting staffs which directly report to the Independent Audit Committee. Management believes this would help strengthen the general internal control process. There were no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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