Form 10-Q
period 2009-09-30
UNIVERSAL TRAVEL GROUP
filed 2009-11-16
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 000-51516

UNIVERSAL TRAVEL GROUP
 (Exact name of registrant as specified in its charter)

Nevada	90-0296536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, China	518000
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 10, 2009, there are 14,468,901 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
.UNIVERSAL TRAVEL GROUP
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

TABLE OF CONTENTS

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	DECEMBER 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$23,492,115	$15,720,182
Accounts receivable, net	15,145,415	8,991,849
Other receivables and deposits, net	113,840	62,547
Trade deposit	5,988,623	6,571,164
Advances	439,475	438,468
Escrow deposits	-	762,800
Prepaid expenses	185,558	312,409
Note receivable	2,174,260	-
Current assets held of discontinued operations	-	2,459,777
Total Current Assets	47,539,286	35,319,196

Property and equipment, net	3,545,238	242,648
Intangible assets	397,251	307,335
Goodwill	9,896,270	9,896,270
Non-current assets held of discontinued operations	-	3,661,231
	13,838,759	14,107,484
Total Assets	$61,378,045	$49,426,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,733,125	$1,691,689
Customer deposits	1,433,262	1,039,942
Income tax payable	1,652,473	1,731,246
Current liabilities held of discontinued operations	-	562,931
Total Current Liabilities	6,818,860	5,025,808

Derivative liability	4,710,798	-

Total liabilities	11,529,658	5,025,808

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 13,812,545 and 13,873,969 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	13,812	13,873
Additional paid in capital	15,198,351	15,861,116
Other comprehensive income	1,584,310	1,520,166
Statutory reserve	372,144	372,144
Retained earnings	32,679,770	26,633,573
Total Stockholders' Equity	49,848,387	44,400,872
Total Liabilities and Stockholders' Equity	$61,378,045	$49,426,680

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2009	2008
Revenues	$29,784,918	$20,049,313
Cost of services	19,778,607	12,927,780
Gross Profit	10,006,311	7,121,533

Selling, general and administrative expenses	2,572,977	1,545,239
Income from operations	7,433,334	5,576,294

Other Income (Expense)
Other income	2,459	1,485
Loss on change in fair value of derivative liabilities	(847,754)	-
Interest income	15,909	9,751
Interest expense	-	(13,522)
Total Other (Expense)	(829,386)	(22,867)
Income before income taxes –continuing operations	6,603,948	5,574,008

Provision for income taxes	(1,891,043)	(1,242,868)
Income from continuing operations	$4,712,905	$4,331,140
Income from discontinued operations	-	297,187
Net Income	$4,712,905	$4,628,327

Comprehensive Income
Net Income	$4,712,905	$4,628,327
Foreign currency translation gains	15,557	157,299
Total Comprehensive income	$4,728,462	$4,785,626

Income per common share from continuing operations
Basic	$.34	$.35
Diluted	$.31	$.35
Income per common share – discontinued operations
Basic	$-	$.02
Diluted	$-	$.02
Net income per common share
Basic	$.34	$.37
Dilute	$.31	$.37
Weighted average common shares outstanding
Basic	13,739,880	12,306,715
Diluted	15,445,350	12,362,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2009		2008
Revenues	$63,701,070		$38,804,665
Cost of services	41,393,256		25,814,030
Gross Profit	22,307,814		12,990,635
Selling, general and administrative expenses	5,670,694		3,102,851
Income from operations	16,637,120		9,887,784

Other Income (Expense)
Loss on disposal of assets	-		(1,104)
Other income	8,879		9,863
Loss on change of fair value of derivative liabilities	(6,553,971)		-
Interest income	39,206		21,473
Interest expense	-		(78,526)
Total Other (Expense)	(6,505,887	6)	(48,294)
Income before income taxes –continuing operations	10,131,234		9,839,490

Provision for income taxes	(4,029,194)		(2,250,114)
Income from continuing operations	6,102,040		$7,589,376
Income from discontinued operations	177,975		616,508
Loss on disposition of discontinued operations	(770,595)		-
Income (loss) from discontinued operation	(592,620)		616,508
Net Income	$5,509,420		$8,205,884

Comprehensive Income
Net Income	$5,509,420		$8,205,884
Foreign currency translation gains	64,144		728,701
Total Comprehensive income	$5,573,564		$8,934,585

Income per common share from continuing operations
Basic	$.44		$.62
Diluted	$.41		$.61
Income (loss) per common share from discontinued operations
Basic	$(.04)		$.05
Diluted	$(.04)		$.05
Net income per common share
Basic	$.40		$.67
Dilute	$.37		$.66
Weighted average common shares outstanding
Basic	13,828,739		12,306,715
Diluted	14,890,318		12,362,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2009	2008
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,509,420	$8,205,884
Add (deduct):
Loss (income) from discontinued operations	592,620	(616,508)
Income from continuing operations	6,102,040	7,589,376

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	422,628	49,850
Provision for doubtful accounts	13,961	7,175

Stock based compensation	802,157	155,802
Loss on change in fair value of derivative liabilities	6,553,971	-
Loss on asset disposal	-	1,105
(Increase) / decrease in assets:
Accounts receivable	(6,156,621)	(3,349,639)
Other receivable	(51,293)	1,093,233
Advances	(1,007)	179,352
Due from shareholder	-	1,306,933
Prepaid expenses	126,851	(418,791)
Trade deposits	582,541	(1,964,100)
Escrow deposits	762,800	(762,800)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	2,041,436	(1,812,486)
Customer deposits	393,320	57,184
Income tax payable	(78,773)	544,722
Net cash provided by continuing operations	11,514,011	2,676,916
Net cash provided by discontinued operations	435,259	214,432
Net cash provided by operating activities	11,949,270	2,891,348

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,627,267)	(27,742)
Purchase of intangibles	(187,810)	-
Proceeds from collection of Notes	599,151	-
Proceeds from asset disposals	-	663
Acquisition deposits	-	1,453,050
Net cash (used in) provided by continuing operations	(3,215,926)	1,425,971
Net cash (used in) provided by discontinued operations	(1.035,125)	-
Net cash (used in) provided by Investing activities	(4,251,051)	1,425,971

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of bank loan	-	(1,288,554)
Proceeds of equity financing	-	7,712,494
Proceeds from warrants exercise	9,570	-
Note payable – others	-	(1,576,750)
Net cash (used in) provided by continuing operations	9,570	4,847,190
Net cash (used in) provided by discontinued operations	-	-
Net cash provided by financing activities	9,570	4,847,190

Effect of exchange rate changes on cash and cash equivalents	64,144	728,701

Net change in cash and cash equivalents	7,771,933	9,893,210
Cash and cash equivalents, beginning balance	15,720,182	2,671,684
Cash and cash equivalents, ending balance	$23,492,115	$12,564,894

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest payments	$-	$78,525
Income Taxes	$4,164,214	$1,885,819

Net assets sold of discontinued operations	$1,659,292
Goodwill attributable to sold discontinued operations	3,630,539
Notes received on disposition	(2,773,411)

Fair value of Treasury stock received	(2,780,950)
Loss on Disposition	(770,595)
Net cash of discontinued operations	$(1,035,125)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND THE YEAR ENDED DECEMBER 31, 2008

	Common Stock		Additional Paid In	Other Comprehensive	Retained	Statutory	Total Stockholders’
	Shares	Amount	Capital	Income	Earnings	Reserve	Equity
Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$1,520,166	$26,633,573	$372,144	$44,400,872

Cumulative effect of a change in accounting principle-adoption of Derivative and Hedging, ASC 815-40, effective January 1, 2009			(2,091,738)		536,777		(1,554,961)

Foreign currency translation adjustments				64,144			64,144

Stock-based compensation – Net of warrants exercise	41,120	42	802,115				802,157

Fair value of Treasury Stock received and retired	(238,095)	(239)	(2,780,711)				(2,780,950)

Warrants exercised	132,251	133	3,398,002				3,398,135
Options exercised	3,300	3	9,567				9,570

Income for the nine months ended September 30, 2009					5,509,420		5,509,420

Balance September 30, 2009	13,812,545	13,812	15,198,351	1,584,310	32,679,770	372,144	49,848,387

Balance December 31, 2007	12,270,326	$12,269	$8,626,075	$545,164	$12,101,396	$372,144	$21,657,048

Foreign currency translation adjustments				975,002			975,002

Forfeited options			(683,437)				(683,437)

Stock-based compensation			207,588				207,588

Equity financings	74,074	74	599,920				599,994
Equity financings	1,529,569	1,530	7,110,970				7,112,500

Income for the year ended December 31, 2008					14,532,177		14,532,177

Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$1,520,166	$26,633,573	$372,144	$44,400,872

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

The accompanying unaudited consolidated financial statements of Universal Travel Group (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three and nine-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K/A filed with the SEC on October 29, 2009.

The consolidated financial statements as December 31, 2008 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Reclassification
Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on reported income or losses. The Company has reclassified and included all costs directly associated with the generation of revenue in its cost of services. These costs were previously classified as selling, general, and administrative expenses in the consolidated financial statements.  This reclassification has resulted in no change in the Company’s reported Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 and Consolidated Statements of Cash Flows for nine months ended September 30, 2009 and 2008.  The reclassification did affect the individual components of the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2008. The Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2009 reflect the proper classification of costs of services. Costs of services that were reclassified from the Company’s selling, general, and administrative expenses amounted to $ 322,635 and $999,105 for the three and nine months ended September 30, 2008, respectively.  However, this reclassification had no effect on the reported consolidated net income.

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

The following table summarized the operating result of the discontinued operations for the three and nine months ended September 30, 2009 and 2008, respectively:

	Nine months Ended	Nine months ended	Three months ended	Three months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Sales	$3,631,545	$8,520,022	$-	$2,854,332

Cost of sales	(3,218,140)	(7,259,803)	-	(2,363,228)

Gross profit	413,405	1,260,219	-	491,104

Operating expenses	(190,989)	(469,112)	-	(128,818)
Income from discontinued operation before income tax	222,416	790,107	-	362,286

Income tax	(44,441)	(174,599)	-	(65,099)
Income from discontinued operations, net of income tax	$177,975	$616,508	$	$297,187

The following summarized the assets and liabilities of discontinued operations as of December 31, 2008:

Cash and cash equivalents	$484,349
Accounts receivable, net	1,723,357
Other receivables and deposits, net	78,866
Trade deposit	6,848
Prepaid expenses	166,357
Current assets held of discontinued operations	$2,459,777
Non-current assets held of discontinued operations	3,661,231
Total assets held of discontinued operations	$6,121,008
Accounts payable and accrued expenses	$527,467
Customer deposits	7,308
Income tax payable	28,156
Current liabilities held of discontinued operations	$562,931

Translation Adjustment
As of September 30, 2009 and December 31, 2008 the accounts of Universal Travel Group were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 220”). Transaction gains and losses are reflected in the income statement.

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

Segment information
Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company applies the management approach to the identification of our reportable operating segment as provided in accordance with ASC 280-10. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment

Stock Based Compensation
Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three month and nine month periods ended September 30, 2009 was $306,432 and $802,157, respectively, and $0 and $155,802 for the three and nine month period ended September 30, 2008, respectively.

Comprehensive Income (Loss)
The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

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

Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $224,100 and $210,139 as of September 30, 2009 and December 31, 2008, respectively.

Description	Balance at beginning of year	Charged to expenses	Deductions	Balance at end of period
Allowance for doubtful receivables 2009	$210,139	$13,961	$-	$224,100

Reverse Split
On March 31, 2009 the Company effected a three-for-one (3:1) reverse split of the Company’s issued and outstanding shares of common stock, decreasing the number of outstanding shares from 41,619,966 to 13,873,969. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split.

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
Furniture and Fixtures	5 years
Transportation equipment	5 years
Office equipment	5 years
Leasehold Improvements	5 – 10 years

As of September 30, 2009 and December 31, 2008 Property, Plant & Equipment of consist of the following:

	September 30, 2009	December 31, 2008
Furniture and fixture	$19,258	$18,247
Transportation equipment	204,127	143,332
Office equipment	2,926,540	360,145
Leasehold improve	1,030,922	31,374
	4,180,847	553,098
Accumulated depreciation	(635,609)	(310,450)
	$3,545,238	$242,648

Depreciation expense for the three months ended September 30, 2009 and 2008 was $189,567 and $9,212, respectively, of which $175,056 and $8,291 was included as part of cost of services for the three months ended September 30, 2009 and 2008, respectively.

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $324,734 and $ 26,149, respectively, of which $292, 261 and $23,534 was included as part of cost of services for the nine months ended September 30, 2009 and 2008, respectively.

Goodwill
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with the Intangibles, Goodwill and other topic of the FASB Accounting Standard Codification (“ASC 350”), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of ASC 350, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase  price paid to acquire the reporting unit.  See Note 7, Purchase of Subsidiary, for additional information regarding goodwill.

As of September 30, 2009 and December 31, 2008, Goodwill consists of the following:

	September 30, 2009	December 31,2008
Shanghai Lanbao Travel Service Co., Ltd.	3,081,799	3,081,799
Foshan International Travel Service Co., Ltd.	6,049,576	6,049,576
Xian Golden Net Travel Serve Services	764,895	764,895
	$9,896,270	$9,896,270

Long-Lived Assets
The Company adopted the Property, Plant and Equipment Topic of the FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2009 and December 31, 2008 there were no significant impairments of its long-lived assets.

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

Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  On January 1, 2009, the warrants, under ASC 815, were reclassified from equity to derivative liability for the then relative fair market value of $2,091,738 and marked to market.  The value of the warrants decreased by $536,776 from the warrants issuance date to the adoption date of ASC 815, January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $2,091,738 to reclassify the warrants from equity to derivative liability and an increase in retained earnings of $536,776 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  For the three and nine month periods ended September 30, 2009, the Company recorded a loss on change in fair value of derivative liability of $847,754 and $6,553,971, respectively, to mark to market for the increase in fair value of the warrants during the three and nine-month periods ended September 30, 2009.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

The Company determined the fair value of the reset provisions at January 1, 2009 was $1,554,961 as the initial fair value at the adoption date of ASC 815-40.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: 0%; volatility: 136%, risk free rate: 1.55%, expected term: 4.66 years.

In August 2009, the Company issued 132,251 shares of its commons stock in exchange for 322,580 of such warrants exercised under the cashless exercise provisions of the warrants (see Note 7 and 8). The fair value of the 322,580 warrants on the exercise date amounted to $3,398,135. Accordingly, the fair value of the exercised warrants was reclassified to permanent equity.

The Company determined the fair value of the remaining warrants at September 30, 2009 was $4,710,798. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 121%, risk free rate: 1.49%, expected term: 3.91 years.

Fair Value of Financial Instruments
FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosures (“ASC 820”) requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition
The Company’s revenue recognition policies are in compliance with FASB Accounting Standards Codification Topic on Revenue Recognition (“ASC 605”). Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Historically, the Company has experienced minimum and or immaterial returns and or cancellation from its four lines of businesses, which amount if any, would have no material impact on its consolidated financial statements.  Accordingly, no allowance has been provided for in the periods presented.

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

Consolidated costs such as stock-based compensation and corporate professional fees are not allocated to any segment. These costs are reported as general operating expenses in the Company’s Statements of Operations. For the three months ended September 30, 2009 and 2008, such expenses amounted to $787,666 and $60,208, respectively. For the nine months ended September 30, 2009 and 2008, such expenses amounted to $1,625,068 and $216,010, respectively.

Advertising
Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

 Income Taxes
The Company utilizes FASB Accounting Standards Codification Topic on Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Statement of Cash Flows
In accordance with FASB Accounting Standards Codification Topic on Statement of Cash flows (“ASC 230”), cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Intangibles
Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The Company’s intangible assets consist primarily of map of hotels and scenic spots used for marketing purposes, CRM systems software, and Organization cost of new companies. These definitive lived intangible assets are being amortized over their useful lives.  Expenditures of $187,810 and $-0- were capitalized in 2009 and 2008 and will be amortized over a 3 year life.  The Company recorded amortization expense for definitive lived intangible assets of $97,894 and $7,649 for the nine months ended September 30, 2009 and 2008, $42,322 and $1,762 for the three months ended September 30, 2009 and 2008, respectively. The Company will record approximately $169,286, $169,286, and $58,679 over the next three years, respectively.

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

Net Income (Loss) Per Share
The Company accounts for net income (loss) per share in accordance with FASB Accounting Standards Codification Topic on Earning Per Share (“ASC 260”), which requires presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to the Company’s warrants and stock options (calculated using the treasury stock method).  Diluted net income (loss) per share is calculated by including potentially dilutive share issuances in the denominator.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Basic earnings from continuing operations per share:
Numerator:
Income from continuing operations used in computing basic earnings per share	$6,102,040	$7,589,376	$4,712,905	$4,331,140
Income from continuing operations applicable to common shareholders	$6,102,040	$7,589,376	$4,712,905	$4,331,140
Denominator:
Weighted average common shares outstanding	13,828,739	12,306,715	13,739,880	12,306,715
Basic earnings per share from continuing operations	$0.44	$0.62	$0.34	$0.35
Diluted earnings per share from continuing operations:
Numerator:
Income from continuing operations used in computing diluted earnings per share	$6,102,040	$7,589,376	$4,712,905	$4,331,140
Income from continuing operations applicable to common shareholders	$6,102,040	$7,589,376	$4,712,905	$4,331,140
Denominator:
Weighted average common shares outstanding	13,828,739	12,306,715	13,739,880	12,306,715
Weighted average effect of dilutive securities:
Stock options and warrants	1,061,579	55,556	1,705,470	55,556
Shares used in computing diluted net income per share	14,890,318	12,362,271	15,445,350	12,362,271
Diluted earnings per share from continuing operations	$0.41	$0.61	$0.31	$0.35

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Basic earnings (losses) from discontinued operations per share:
Numerator:
Income (loss) from discontinued operations used in computing basic earnings per share	$(592,620)	$616,508	$-	$297,187
Income (loss) from discontinued operations applicable to common shareholders	$(592,620)	$616,508	$-	$297,187
Denominator:
Weighted average common shares outstanding	13,828,739	12,306,715	13,739,880	12,306,715
Basic earnings per share from discontinued operations	$(0.04)	$0.05	$-	$0.02
Diluted earnings (losses) per share from discontinued operations:
Numerator:
Income (loss) from discontinued operations used in computing diluted earnings (losses) per share	$(592,620)	$616,508	$-	$297,187
Income (loss) from discontinued operations applicable to common shareholders	$(592,620)	$616,508	$-	$297,187
Denominator:
Weighted average common shares outstanding	13,828,739	12,306,715	13,739,880	12,306,715
Weighted average effect of dilutive securities:
Stock options and warrants	-	55,556	1,705,470	55,556
Shares used in computing diluted net income (loss) per share	13,828,739	12,362,271	15,445,350	12,362,271
Diluted earnings (loss) per share from discontinued operations	$(0.04)	$0.05	$-	$0.02
Net income per common share
Basic	$0.40	$0.67	$0.34	$0.37
Dilute	$0.37	$0.66	$0.31	$0.37

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

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

Note 3 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of September 30, 2009 and December 31, 2008 the Company had paid $5,988,623 and $6,571,164 as trade deposits respectively.

The following summaries the Company’s deposits outstanding by each of its subsidiaries and the nature and purpose of each deposit as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Shenzhen Yuzhilu Aviation Service Co., Ltd:
Deposit for 600 sets of kiosk. The Company will start record of asset and depreciation on a 5 year straight-line method for the actual number of kiosk when they start operation.	$798,519	$3,171,851
CRM System Design. This was a prepayment to the design of CRM system, and the Company will start record of intangible asset and amortize over 5 year period when the CRM system begin to operate.	-	41,216
Design fee for kiosk. The Company will start amortization at the percentage of actual number of kiosk operative over total 600 set of kiosk at the time the actual number of kiosk starts operation.	34,573	103,479
Deposit for airlines. This was a credit based for issuing air-tickets, and the full amount is returnable if the company discontinues air-ticket business.	642,988	674,277
Deposit for air-ports. This was a deposit for admittance to do marketing in air-ports, and is deductible against monthly rental obligation to air-ports	8,497	21,631
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	1,098,687	1,096,170
Subtotal	$2,583,264	$5,108,624

(Continued)	September 30, 2009	December 31, 2008
Foshan Overseas International Travel Service Co. Ltd.:
Deposit paid to tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies.	$551,856	$632,726
Advance payment to tour guides for expenses during leading the tour. This will be transferred to costs when the tour guide return from tour and provide supporting evidence.	145,398	230,574
Subtotal	697,254	863,300
Xian Golden Net Travel Serve Services, Ltd.:
Deposit for Luoyang Tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies	29,298	292,312
Deposit for Henan Tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies.	14,649	219,234
Deposit for transportations. This was a credit based for co-operate transportation suppliers, and is deductible against transportation payments, the balance is returnable when cease doing business with these agencies.	14,649	87,694
Subtotal	58,596	599,240
Chongqing Travel World E-Business Co., Ltd.
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	585,967	-
Deposits for Leasehold Construction	2,063,542
Subtotal	2,649,509	-
Total	$5,988,623	$6,571,164

The Company has entered into a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operations and providing working capital funding. As of September 30, 2009 and December 31, 2008 the Company has advanced this company $439,475 and $438,468 respectively.

Note 4 - COMPENSATED ABSENCES
Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 - INCOME TAXES
The Company through its subsidiary Shenzhen Yuzhilu Aviation Service Co. is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) the Company has a statutory rate of 25%. The following is a reconciliation of income tax expense for the three and nine months ended September 30, 2009 and 2008.

	Nine months ended	Nine months ended	Three months ended	Three months ended
	September 30,	September 30,	September 30,	September 30,
Current	$4,029,194	$2,250,114	$1,891,043	$1,242,868
Deferred	-	-	-	-
Total	$4,029,194	$2,250,114	$1,891,043	$1,242,868

Note 6 – COMMITMENTS

The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $309,711 and $132,446 for nine months ended September 30, 2009 and 2008, respectively. Rental expense for leases were $161,808 and $40,149 for three months ended September 30, 2009 and 2008, respectively.  The Company has future minimum lease obligations as of September 30, 2009 as follows:
2010	$286,691
2011	183,241
2012	161,139
2013	161,490
2014	148,966
Thereafter	19,557
Total	$961,084

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

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC810. The allocation of the purchase price is as follows:
Cash acquired	$17,800
Loans receivable	90,096
Loans shareholder	251,184
Property Plant & Equipment	22,995
Goodwill	3,630,539
Total assets acquired	4,012,614
Liabilities assumed
Accounts & Income Taxes payable	3,587
Other payable	9,026
Total	$4,000,000

The excess of purchase price over tangible assets acquired and liabilities assumed of $3,630,359 was recorded as goodwill. At the time of the acquisition no identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under ASC 805.

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

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC 810. The allocation of the purchase price is as follows:

Cash acquired	$45,356
Accounts Receivable	142,462
Loans Shareholder	1,075,504
Property Plant & Equipment	773
Goodwill	764,895
Total assets acquired	2,028,990
Liabilities assumed
Accounts & Income Taxes payable	131,875
Other payable	97,115
Total	$1,800,000

The excess of purchase price over tangible assets acquired and liabilities assumed of $764,895 was recorded as goodwill. At the time of the acquisition no identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under ASC 805.

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

 The excess of purchase price over tangible assets acquired and liabilities assumed of $3,081,799 was recorded as goodwill. At the time of the acquisition no identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under ASC 805.

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

FOI is engaged in the business of domestic and international travel inquiries as well as corporate travel, offering specialized packages that include national and international air ticket booking, hotel reservations, conference center reservations and rental cars. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholders of FOI. The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC 810. The allocation of the purchase price is as follows:

Cash acquired	$423,292
Accounts Receivable	2,204,094
Loans Shareholders	686,936
Trade Deposits	513,317
Prepaid Expenses	3,285
Property Plant & Equipment	42,244
Goodwill	6,049,576
Total assets acquired	9,922,744
Liabilities assumed
Accounts & Income Taxes payable	3,126,718
Other payable	296,026
Total	$6,500,000

The excess of purchase price over tangible assets acquired and liabilities assumed of $6,049,576 was recorded as goodwill. At the time of the acquisition no identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under ASC 805.

Prior to the acquisition, Foshan Overseas International Travel Service Co., Ltd. prepared its financial statements under accounting principles generally accepted in the United States of America.

On August 28, 2008, Universal Travel Group (the “Company”) entered into a Securities Purchase Agreement with Access America Fund, LP, Chinamerica Fund LP, Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I. Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding, LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson (collectively, the “Buyers”) to sell to the Buyers 1,529,569 shares of common stock, par value $0.001 of the Company (“Common Stock”) and warrants to purchase 764,785 shares of Common Stock for an aggregate purchase price of $7,112,500 (the “Financing”). (See footnote 2, Derivative Liability)

During the nine months ended September 30, 2009, the Company issued 41,120 shares of common stock in exchange for exercise of previously issued warrants, 3,300 shares of common stock in exchange for exercise of stock options, and 132,251 shares of common stock in exchange for exercise of 322,580 warrants related to the August 28, 2008 equity financing.

Note 8 – STOCK WARRANTS, OPTIONS, AND COMPENSATION
On February 4, 2008, under the terms of an equity financing commitment, the Company issued 74,074 shares of common stock at the closing price of $ 8.10 per share.  The proceeds of $599,994 were paid directly to the shareholders of Foshan Overseas International Travel Service Co, for amount due them under Note obligation of the Company.

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

On January 20, 2009, pursuant to the Securities Purchase agreement entered into on August 28, 2008, the Company enacted the Universal Travel Group 2009 Incentive Stock Option Plan entitles the grant of up to 2,200,000 shares of common stock of Universal Travel Group, par value $0.001 to certain employees of the Company either as stock or stock options, and the subsequent exercise of any stock options.  The options are exercisable until January 19, 2019, with a vesting period of six years. Average purchase price for the options is $3.73 per share. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.  The total fair market value at grant date is $5,483,865. On July 23, 2009, 3,300 options were exercised at $2.90.

On September 1, 2009, the Company issued, to another newly appointed Board member, an option grant to purchase 10,000 shares of common stock at the closing price of $ 8.82 per share. The options are exercisable until August 2019. The option holder has no voting or dividend rights. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the model at the date of grant stock option pricing.

On September 1, 2009, the Company issued, to the newly appointed CFO an option grant to purchase 105,000 shares of common stock at the closing price of $ 8.82 per share. The options are exercisable until August 2019. The option holder has no voting or dividend rights. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the model at the date of grant stock option pricing.

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to, ASC 718, the Company recorded a service period expense of $306,432 and $802,157 for the three and nine months ending September 30, 2009, and $0 and  $155,802 for the three and nine months ended September 30, 2008.

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2008	55,555	$4.56-11.25	7.69-8.75yrs	-
Granted in 2009	2,200,000	$2.70-3.84	9.31yrs	-
Granted in 2009	115,000	$8.82	9.92yrs
Exercised in 2009	(3,300)	2.90	-	-

Outstanding, September 30, 2009	2,367,255	-	-	-

Pursuant to the Securities Purchase Agreement entered into On August 28, 2008, the Company issued warrants to purchase 764,786 shares of Common Stock. The unit purchase price was $4.65 per Common Share and a related Warrant for the purchase of one-half a Common Share, times the number of Common Shares purchased. Market Value of the Company’s stock on August 28, 2008 was $4.05. Each warrant has an Exercise Price of $8.13 and a term of 5 years from the date of issuance.  The Company measured and recognized an aggregate of $2,091,738 of the proceeds to additional paid in capital upon issuance of these warrants. The terms of the warrants provide for an adjustment to the exercise price of these warrants if the company closes on the sale or issuance of common stock at a price which is less than the exercise price then in effect for these warrants.  Upon the Company’s adoption of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging (“ASC 815-40”) effective January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under Accounting Standards Codification subtopic 815-10, Derivatives and Hedging (“ASC 815-10”) as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815-40.  On January 1, 2009, the warrants were reclassified from equity to derivative liability for the then relative fair market value and marked to market (see Note 2 Derivative Liability).  In August 2009, the Company issued 132,251 shares of its commons stock in exchange for 322,580 of such warrants exercised under the cashless exercise provisions of the warrants (see Note 2 and Note 7). The fair value of the 322,580 warrants on the exercise date amounted to $3,398,135. Accordingly, the fair value of the exercised warrants was reclassified to permanent equity.

Note 9 - OTHER COMPREHENSIVE INCOME
Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of September 30, 2009 and December 31, 2008 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance December 31, 2007	$545,164	$545,164
Changes for year ended December 31, 2008	975,002	975,002
Balance December 31, 2008	1,520,166	1,520,166
Changes for nine months ended September 30, 2009	64,144	64,144
Balance at September 30, 2009	$1,584,310	$1,584,310

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

As of September 30, 2008 $337,200 has been prepaid out of this escrow account in connection with the public and investor relations campaign for services covering a one year period. This prepayment is being amortized accordingly. Remaining balance was released to the Company during the three months ended September 30, 2009.

The Company agreed that it would deposit $600,000 of the proceeds in escrow under the Escrow Agreement, to be released only upon the dual signatures of the Chief Executive Officer of the Company and the representative of the Buyers designated in the Escrow Agreement following the engagement of a Chief Financial Officer. During the nine months ended September 30. 2009, $600,000 was released from escrow to the Company.

Note 13 -   SEGMENT INFORMATION
Upon the disposition of Shenzhen Speedy Dragon Enterprises Limited pursuant to a termination agreement dated June 12, 2009, the Company currently operates and prepares accounting and other financial reports separately to management for six major business organizations (Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd., Foshan International Travel Service Co., Ltd.,  Xian Golden Net Travel Serve Services, Chongqing Travel World E-Business Co., Ltd., and Shenzhen Travel World Travel Agency Co., Ltd.). Pursuant to ASC 280-10 they disclose segments on a single entity basis, which in their case is the legal entity. Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd., hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd, packaged tours segment relates to Foshan International Travel Service Co., Ltd and Xi’an Golden Net Travel Serve Service Company Limited, and Shenzhen Travel World Travel Agency Co., Ltd. Management monitors these segments regularly to make decisions about resources to be allocated to the segment and assess its performance.

The following tables’ present summarized information by segment:
	Air Ticketing	Hotel Reservation	Package Tours	Other		Total
	Nine Months Ended September 30, 2009
Sales, net	$10,922,307	$9,063,229	$43,715,534		$-	$63,701,070
Cost of sales	$1,435,746	$2,379,580	$37,577,930		$-	$41,393,256
Gross profit	$9,486,561	$6,683,649	$6,137,604		$-	$22,307,814
Income from operations	$6,797,123	$5,987,617	$5,477,448		$(1,625,068)	$16,637,120
Depreciation & Amortization	$407,904	$3,384	$11,340		$-	$422,628
Fixed Assets Expenditures	$3,625,948	$-	$1,318		$-	$3,627,266
Total assets	$37,386,452	$11,746,801	$10,146,807		$2,097,985	$61,378,045
	Nine Months Ended September 30, 2008
Sales, net	$7,251,122	$4,564,765	$26,988,778		$-	$38,804,665
Cost of sales	$692,202	$1,929,327	$23,192,501		$-	$25,814,030
Gross profit	$6,558,920	$2,635,438	$3,796,277		$-	$12,990,635
Income from operations	$4,388,807	$2,539,453	$3,175,534		$(216,010)	$9,887,784
Depreciation & Amortization	$30,021	$3,161	$16,668		$-	$49,850
Fixed Asset Expenditures	$19,721	$5,673	$2,348		$-	$27,742
Total assets	$23,687,525	$5,179,451	$8,575,633		$1,490,501	$38,933,110
	Three Months Ended September 30, 2009
Sales, net	$4,876,665	$3,832,254	$21,075,999		$-	$29,784,918
Cost of sales	$783,767	$695,953	$18,298,887		$-	$19,778,607
Gross profit	$4,092,898	$3,136,301	$2,777,112		$-	$10,006,311
Income from operations	$3,074,462	$2,516,078	$2,630,460		$(787,666)	$7,433,334
Depreciation & Amortization	$227,389	$766	$3,734		$-	$231,889
Fixed Asset Expenditures	$67,244	$-	$1,318	$		$68,562
Total assets	$37,386,452	$11,746,801	$10,146,807		$2,097,985	$61,378,045
	Three Months Ended September 30, 2008
Sales, net	$3,885,722	$2,540,469	$13,623,122		$-	$20,049,313
Cost of sales	$311,948	$1,071,731	$11,544,101		$-	$12,927,780
Gross profit	$3,573,774	1,468,738	2,079,021		-	7,121,533
Income from operations	$2,377,829	$1,410,678	$1,847,995		$(60,208)	$5,576,294
Depreciation & Amortization	$5,679	$1,013	$9,356		$-	$16,048
Fixed Asset Expenditures	$10,670	$-	$-		$-	$10,679
Total assets	$23,687,525	$5,179,451	$8,575,633		$1,490,501	$38,933,110

Note 14 -   SUBSEQUENT EVENTS
On October 26, 2009 the Company filed Registration Statement in connection with the registration of its common stock, $0.001 par value (the “Common Stock”), under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the listing of Common Stock on the New York Stock Exchange. The Common Stock had been registered under Section 12(g) of the Exchange Act. This Statement was amended on November 2, 2009.

On October 29, 2009 the Company withdrew its’ class of securities from listing and registration on the NYSE Amex.

We have evaluated subsequent events through the date of filing, November 13, 2009.

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

Business Overview

Headquartered in Shenzhen, Guangdong Province, the Company is a travel services provider in the People’s Republic of China and is engaged in providing reservation, booking, and domestic and international travel and tourism services throughout the People’s Republic of China via the internet, its TRIPEASY Kiosks and through customer representatives.

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

In order to seize the opportunities arising from the economic promotion by the Chinese government of the mid and western regions of the PRC, we strategically set up Chongqing Travel World E-Business Co., Ltd. to strengthen our presence in that region this year and it began generating revenues in the third quarter of 2009. We believe that this expansion will contribute to our growth in the near future.

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

According to the statistics from the website of National Bureau of Statistics of China, in July 2009, the People’s Republic of China’s first half year gross domestic product (or “GDP”) grew to US$2.05trillion (RMB13.98trillion), representing a 7.1% growth year over year. The third quarter GDP growth rate also improved from 7.9% in the second quarter to 8.9% in the third quarter.

According to the statistics from the website of National Tourism Administration of People's Republic of China in July 2009, the People’s Republic of China’s first half year domestic tourism spending grew to US$72.9 billion (approximately RMB497.9 billion), representing a 10.6% growth year over year. We expect similar or higher growth in the second half of 2009.

           According to the statistics from the website of Civil Aviation Administration of China, domestic air passenger transportation volume grew 20.0% for the nine months ended September 30, 2009 compared to the same period in 2008.

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

However, the impact of seasonal fluctuations in the travel industry is likely to have a more apparent impact on our future results.

(iii)	Disruptions in the Travel Industry.

Because the travel industry is sensitive to the weather, events and seasons, travelers tend to modify their travel plans according to such factors.

Examples of some events which affected our travel industry last year were:

•	the snow storms which affected the People’s Republic of China during the Spring Festival of 2008;
•	the Olympics in August 2008 which led to an increase in prices for hotels, airline and other travel-related costs and accordingly, a similar increase in travel products;
•	the earthquakes in May 2008 which affected travel in the Sichuan area;
•	the threat of terrorist attacks and increased security over international events, such as the Olympics; and
•	a downturn in international economies such as in the United States.

Global events such as the widespread infection of the H1N1 flu this year could similarly disrupt travel and affect the travel industry adversely. However, we cannot quantify the impact of the flu presently.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the three months ended September 30, 2009 and 2008 respectively.

Because the Company had spun off its Speedy Dragon Enterprise Limited subsidiary and exited the air cargo business, all numbers attributable to continuing operations in the following discussion do not include the operating results of Speedy Dragon Enterprise Limited for the third quarter of 2009 and its historical results.  Such had been reclassified as discontinued operations.

	Three months ended September 30, 2009	Three months ended September 30, 2008	Increase / Decrease	Percentage
Revenues	$29,784,918	$20,049,313	$9,735,605	48.6%
Cost of Services	(19,778,607)	(12,927,780)	(6,850,827)	53.0%
Gross Profit	10,006,311	7,121,533	2,884,778	40.5%
SG&A	(2,572,977)	(1,545,239)	(1,027,738)	66.5%
Income from Operations	7,433,334	5,576,294	1,857,040	33.3%
Other income	2,459	1,485	974	65.6%
Loss on change in fair value of derivative liabilities	(847,754)	-	(847,754)
Interest income	15,909	9,751	6,158	63.2%
Interest expense	-	(13,522)	13,522	-100.0%
Income before income taxes	6,603,948	5,574,008	1,029,940	18.5%
Provision for income taxes	(1,891,043)	(1,242,868)	(648,175)	52.2%
Net Income – continuing operations	4,712,905	4,331,140	381,765	8.8%

Income from discontinued operations		297,187	(297,187)	-100.0%
Net Income	$4,712,905	$4,628,327	$84,578	1.8%

For the three months ended September 30, 2009:

Revenue Segment	Air tickets (YZL & CQT)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (XGN, SZT & FOI)	(%) of sector	Total
Revenue	$4,876,665	16.37%	$3,832,254	12.87%	$21,075,999	70.76%	$29,784,918
Cost of Services	783,767	3.96%	695,953	3.52%	18,298,887	92.52%	19,778,607
Gross Profit	$4,092,898	40.90%	$3,136,301	31.34%	$2,777,112	27.75%	$10,006,311
Gross Margin	83.93%		81.84%		13.18%		33.60%
Segment effect in Gross Margin (*)	13.74%		10.53%		9.32%		33.60%

For the three months ended September 30, 2008:

Revenue Segment	Air tickets (YZL)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (XGN&FOI)	(%) of sector	Total
Revenue	$3,885,722	19.38%	$2,540,469	12.67%	$13,623,122	67.95%	$20,049,313
Cost of Services	$311,948	2.41%	$1,071,731	8.29%	$11,544,101	89.30%	$12,927,780
Gross Profit	$3,573,774	50.18%	$1,468,738	20.62%	$2,079,021	29.19%	$7,121,533
Gross Margin	91.97%		57.81%		15.26%		35.52%
Segment effect in Gross Margin (*)	17.82%		7.33%		10.37%		35.52%
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

Revenue for the three months ended September 30, 2009 was $29,784,918 compared to $20,049,313 for the same period 2008, an increase of approximately 48.6%. This increase was primarily due to our efforts to expand our businesses, along with the strong demand for travel demand as a result of the Chinese government’s stimulus package.  We continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from online resales and the deployment of our TRIPEASY kiosks.

Revenue from air-ticketing was $4,876,665 for the three months ended September 30, 2009 compared to $3,885,722 for the same period last year, an increase of approximately 25.5%. This increase is generally driven by the same factors mentioned above, but more specifically a result of the increased demand for air passenger transportation. We witnessed strong demand from individual travelers, but only a modest increase of business travelers during the third quarter of 2009.  We believe that this is attributable to China’s stimulation of consumption policies, and the sluggish recovery in its business sector.

Revenue from hotel reservations was $3,832,254 for the three months ended September 30, 2009 compared to$ 2,540,469 for the same period in 2008, an increase of approximately 50.8%. This increase is also a result of the factors mentioned above for air tickets and the successful cross marketing of our various business segments.

Revenue from our packaged tour segment was $21,075,999 for the three months ended September 30, 2009 compared to $13,623,122 for the same period in 2008, an increase of approximately 54.7%. This increase is a result of the government’s stimulus package, cross marketing across our various business segments and a longer public holiday period during the PRC Golden Week of 2009, which included both the National Celebration Holidays and Mid-Autumn Festival. Normally the Golden Week includes only the  National Celebration Holidays.

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

Gross Profit

Gross Profit for the three months ended September 30, 2009 was $10,006,311 compared to $7,121,533 for the same period 2008, an increase of approximately 40.5%. The increase in gross profit is due to the same factors contributing to the growth in revenue. The exponential growth in both our domestic air-ticketing business and hotel reservations business is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $4,092,898 for the three months ended September 30, 2009 compared to $3,573,774 for the same period last year, an increase of approximately 14.5%. Gross profit margin in this segment for the three months ended September 30, 2009 was 84.0% compared to 92.0% for the same period 2008, a decreased of approximately 8%. The decrease in gross margin was mainly attributable to the consolidation of Chongqing's new operation in this segment. Despite the decrease in profit margin, the significant increase in the sales volume of this segment still resulted in an increase in the total gross profit in our air-ticketing business operated by Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd.

Gross profit in our hotel reservation segment was $3,136,301 for the three months ended September 30, 2009 compared to $1,468,738 for the same period last year, an increase of approximately 113.5%. Gross profit margin in this segment for the three months ended September 30, 2009 was 81.8% compared to 57.8% for the same period 2008, an increase of approximately 24.0%. The gross profit margin increase was mainly due to significant increased booking volume in our direct sales, as well as improved hotel booking volume in the industry and the efficient management of cost. These factors together resulted in the significant increase in the gross profit in our hotel reservation business operated by Shanghai Lanbao Travel Service Co.

Gross profit in our packaged tour segment was $2,777,112 for the three months ended September 30, 2009 compared to $2,079,021 for the same period last year, an increase of approximately 33.6%. Gross profit margin in this segment for the three months ended September 30, 2009 was 13.2% compared to 15.3% for the same period 2008, a decrease of approximately 2.1%.   Usually domestic packaged tours have lower profit margin than oversea packaged tours in China, mainly due to the greater number of domestic packaged tour operators as compared to the overseas packaged tour operators. During the third quarter, sales of our packaged tours consisted of a higher percentage of domestic tours. Consequently leading to lower gross profit margin in this segment. Another factor that contributed to the lower gross profit margin is that we offered discounts to certain big customers. Despite the slight decrease in gross profit margin, total gross profit increased in this segment as a result of the increased volume in our packaged travel businesses operated by Foshan International Travel Service Co., Ltd and Xi'an Golden Net Travel Serve Service Company Limited, and Shenzhen Travel World Travel Agency Co.

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

Consolidated gross margin for the three months ended September 30, 2009 came in at 33.6%, a 1.9% decrease from the 35.5% the Company posted in the same period last year. As outlined in the above tables, gross profit for air-ticketing decreased the total gross margin by 4.1%, gross profit for hotel reservations improved the total gross margin by 3.2%, gross profit for packaged travel decreased the total gross margin by 1.0%, which in total, decreased the total gross profit by 1.9%. Revenues generated from packaged tours, which have a smaller profit-margin, grew at a much higher rate in the third quarter than revenues generated from air ticketing and hotel reservations.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the three months ended September 30, 2009 and 2008 are as follows:

	For the three months ended September 30,
	2009	2008

Business related tax	$562,807	$123,484
Salary and commission	673,939	1,116,441
Marketing	34,410	19,874
Rent	67,197	19,367
Depreciation and amortization	23,189	1,097
Professional fees	249,375	72,784
Stock-based compensation	306,432	-
Other general and administrative expenses	655,629	192,192
Total	$2,572,977	$1,545,239

Selling, general and administrative expenses totaled $2,572,977 for three months ended September 30, 2009 compared to $1,545,239 for the same period last year, an increase of approximately 66.5%.

Stock-based compensation reflects standard options issuance to our independent directors as well as another 2.2 million options issued in January 20, 2009 to our management team. It is the first time the management was granted options since the Company went public in July 2006. During the third quarter, the Company granted 105,000 additional stock options to newly appointed CFO and 10,000 additional options to newly appointed Director, details of these options are outlined in Note 8 to our financial statements. Total non-cash charge associated with the stock-based compensation was $306,432, or 1.0% of revenue for the three months ended September 30, 2009.

Selling, general and administrative expenses were approximately 8.6% of revenue for the three months ended September 30, 2009 as compared to 7.7% for the same period last year. The slight increase in percentage was mainly due to the issuance of stock based compensation in 2009 and the amortization of such stock based compensation, whereas the stock based compensation is less significant during the same period last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the three months ended September 30, 2009, as compared to the same period of last year.

Other Income (Expenses)

            Interest expense for three months ended September 30, 2009 totaled $0 compared to $13,522 for the same period last year. The decrease in interest expense reflects the fact that we paid off all our bank loans in July 2008 and our ability to manage our cash flow.

Loss on change in fair value of derivative liability for the three months ended September 30, 2009 was $847,754 compared to $0 for same period last year. The Company adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009 and the warrants issued in connection with the “Securities Purchase Agreement” dated August 28, 2008 were reclassified from equity to derivative liability and marked to market.  The Company recorded a loss on change in fair value of derivative liability of $847,754 on September 30, 2009 to mark to market for the increase in fair value of the warrants from June 30, 2009 to September 30, 2009.

Net Income

Net income was 4,712,905, or 15.8% of revenues for the three months ended September 30, 2009, compared to $4,628,327 or 23.1% of revenue for the same period last year. The lower net margin compared to the same period last year, mainly comes from the non-cash charge of loss on change in fair value of derivative liabilities, the non-cash expenditure from the 2009 Incentive Stock Option Plan, and to a lesser extent, the higher percentage of packaged-tour in our gross revenues. Excluding the effect of provision for income taxes, the increase in net income was mainly due to an increase in income from operations in the amount of approximately $1.9 million, offset by approximately $848,000 of non-cash loss on change in fair value of derivative liability as described above, and approximately $297,000 decrease in income from discontinued operations.

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the nine months ended September 30, 2009 and 2008.

Because the Company had spun off its Speedy Dragon Enterprise Limited subsidiary, and exited the air cargo business, all numbers attributable to continuing operation in the following discussion do not include the operating result of Speedy Dragon Enterprise Limited for the nine months ended September 30, 2009, and its historical results.

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Increase / Decrease	Percentage
Revenues	$63,701,070	$38,804,665	$24,896,405	64.2%
Cost of Services	(41,393,256)	(25,814,030)	(15,579,226)	60.4%
Gross Profit	22,307,814	12,990,635	9,317,179	71.7%
SG&A	(5,670,694)	(3,102,851)	(2,567,843)	82.8%
Income from Operations	16,637,120	9,887,784	6,749,336	68.3%
Other income	8,879	8,759	120	1.4%
Loss on change in fair value of derivative liabilities	(6,553,971)	-	(6,553,971)
Interest income	39,206	21,473	17,733	82.6%
Interest expense	-	(78,526)	78,526	-100.0%
Income before income taxes	10,131,234	9,839,490	291,744	3.0%
Provision for income taxes	(4,029,194)	(2,250,114)	(1,779,080)	79.1%
Net Income – continuing operations	6,102,040	7,589,376	(1,487,336)	-19.6%

Income from discontinued operations	177,975	616,508	(438,533)	-71.1%
Loss on disposition of discontinued operations	(770,595)	-	(770,595)
Net Income	$5,509,420	$8,205,884	$(2,696,464)	-32.9%

For the nine months ended September 30, 2009:

Revenue Segment	Air tickets (YZL & CQT)	(%) of sector	(%) of sector	Hotel (SLB)	(%) of sector	Tours (XGN, SZT & FOI)	(%) of sector	Total
Revenue	$10,922,307	17.15%	0.00%	$9,063,229	14.23%	$43,715,534	68.63%	$63,701,070
Cost of Services	1,435,746	3.47%	0.00%	2,379,580	5.75%	37,577,930	90.78%	41,393,256
Gross Profit	$9,486,561	42.53%	0.00%	$6,683,649	29.96%	$6,137,604	27.51%	$22,307,814
Gross Margin	86.85%			73.74%		14.04%		35.02%
Segment effect in Gross Margin (*)	14.89%			10.49%		9.64%		35.02%

For the nine months ended September 30, 2008:

Revenue Segment	Air tickets (YZL)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (XGN&FOI)	(%) of sector	Total
Revenue	$7,251,122	18.69%	$4,564,765	11.76%	$26,988,778	69.55%	$38,804,665
Cost of Services	692,202	2.68%	1,929,327	7.47%	23,192,501	89.84%	25,814,030
Gross Profit	$6,558,920	50.49%	$2,635,438	20.29%	$3,796,277	29.22%	$12,990,635
Gross Margin	90.45%		57.73%		14.07%		33.48%
Segment effect in Gross Margin (*)	16.90%		6.79%		9.78%		33.48%

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

Revenue for the nine months ended September 30, 2009 was $63,701,070 compared to $38,804,665 for the same period in 2008, an increase of approximately 64.2%. This increase was primarily due to our ambitious efforts to expand our businesses, along with the strong domestic travel demand supported by the government’s stimulus package.  We continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from online sales and the deployment of our TRIPEASY kiosks.

Revenue from our air-ticketing segment was $10,922,307 for the nine months ended September 30, 2009 compared to $7,251,122 for the same period last year, an increase of approximately 50.6%. This increase is driven by the organic growth of Shenzhen Yuzhilu Aviation Service Co., Ltd., the contributions of Chongqing Travel World E-Business Co., Ltd as well as the increase in air passenger transportation. We witnessed strong demand from individual travelers, but only a modest increase in business travelers.  We believe that this is attributable to the Chinese government stimulating domestic consumption, and the sluggish recovery in the PRC’s business sector.

Revenue from our hotel reservation segment was $9,063,229 for the nine months ended September 30, 2009 compared to $4,564,765 for the same period last year, an increase of approximately 98.5%. Our organic growth was driven by the successful integration and the synergies among our various business segments and also the consolidation of marketing channels among the subsidiaries in major domestic cities.

Revenue from our packaged tour segment was $43,715,534 for the nine months ended September 30, 2009 compared to $26,988,778 for the same period last year, an increase of approximately 62.0%. The growth in the three packaged-tour subsidiaries were driven by the successful integration, the synergies among segments and also the consolidation of marketing channels among the subsidiaries in major domestic cities.

Because the average price of our travel products and the commission rates have not been lifted during the past three quarters, we believe the greatest impact to our financial performance was from the growth of our business volume.

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

Gross Profit

Gross profit for the nine months ended September 30, 2009 was $22,307,814 compared to $12,990,635 for the same period last year, an increase of approximately 71.7%. The increase in gross profit reflects the aforementioned integration of business lines onto our online platform and higher percentage of packaged tour revenue.

Gross profit in air-ticketing was $9,486,561 for the nine months ended September 30, 2009 compared to $6,558,920 for the same period last year, an increase of approximately 44.6%. Gross profit margin in this segment for the nine months ended September 30, 2009 was 86.9% compared to 90.5% for the same period 2008, a decreased of approximately 3.6%. The decrease in gross margin was mainly attributable to the consolidation of Chongqing's new operation in this segment. Despite the decrease in profit margin, the significant increase in the sales volume of this segment still resulted in an increase in the total gross profit in our air-ticketing business operated by Shenzhen Yuzhilu Aviation Service Co., Ltd., the contributions of Chongqing Travel World E-Business Co., Ltd.

Gross profit in hotel reservation was $6,683,649 for the nine months ended September 30, 2009 compared to $2,635,438 for the same period last year, an increase of approximately 153.6%. Gross profit margin in this segment for the nine months ended September 30, 2009 was 73.7% compared to 57.7% for the same period 2008, an increase of approximately 16.0%. The gross profit margin increase was mainly due tosignificant increased booking volume in our direct sales, as well as improved hotel booking volume in the industry and the efficient management of cost. These factors together resulted in the significant increase in the gross profit in our hotel reservation business operated by Shanghai Lanbao Travel Service Co.

Gross profit in packaged tour was $6,137,604 for the nine months ended September 30, 2009 compared to $3,796,277 for the same period last year, an increase of approximately 61.7%. Gross profit margin in this segment for the nine months ended September 30, 2009 was 14.0% compared to 14.0% for the same period 2008. As the cost of service is at a similar percentage to the revenue for the comparable period last year, the gross profit increase is in tandem with the increase in our packaged travel businesses operated by Foshan International Travel Service Co., Ltd and Xi’an Golden Net Travel Serve Service Company Limited, and more recently, Shenzhen Travel World Travel Agency Co.

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

Consolidated gross margin for the nine months ended September 30, 2009 came in at 35.0%, a 1.5% improvement over the 33.5% the Company posted in the same period last year. As outlined in the above tables, gross profit for air-ticketing decreased the total gross margin by 2.0%, gross profit for hotel reservations improved the total gross margin by 3.6%, gross profit for packaged travel decreased the total gross margin by 0.1%, which in total, decreased the total gross profit by 1.5%.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the nine months ended September 30, 2009 and 2008 are as follows:

	For the nine months ended September 30,

	2009	2008

Business related tax	$824,040	$231,747
Salary and commission	2,130,091	1,988,860
Marketing	73,265	109,889
Rent	149,868	47,793
Depreciation and amortization	42,263	3,380
Professional fees	591,051	143,952
Stock-based compensation	802,157	155,802
Other general and administrative expenses	1,057,959	421,428
Total	$5,670,694	$3,102,851

Selling, general and administrative expenses for nine months ended September 30, 2009 totaled $5,670,694 compared to $3,102,851 for the same period last year, an increase of approximately 82.8%.

Stock-based compensation reflects standard options issuance to our independent directors as well as another 2.2 million options issued in January 20 2009 to our management team. It is the first time the management was granted options since the Company went public in July 2006.  During the third quarter, the Company granted 105,000 additional stock options to newly appointed CFO and 10,000 additional options to newly appointed Director, details of these options are outlined in Note 8 to our financial statements. Total non-cash charge associated with the stock-based compensation was $802,157, or 1.0% of revenue for the nine months ended September 30, 2009.

Selling, general and administrative expenses were approximately 8.9% of revenue for the nine months ended September 30, 2009 as compared to 8.0% for same period last year, which was mainly because of the rapid increase in stock based compensation as a result of rapid growth in share price.

Other Income (Expenses)

            Interest expense for nine months ended September 30, 2009 totaled $0 compared to $78,526 for the same period last year. The decrease in interest expense reflects the fact that we paid off all our bank loans in July 2008 and our ability to manage our cash flow.

Loss on change in fair value of derivative liability for the nine months ended September 30, 2009 was $6,553,971 compared to $0 for the same period last year. The Company adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009 and the warrants issued in connection with the “Securities Purchase Agreement” dated August 28, 2008 were reclassified from equity to derivative liability and marked to market.  The Company recorded a gain on change in fair value of derivative liability of $113,264 on March 31, 2009 to mark to market for the decrease in fair value of the warrants from January 1, 2009 to March 31, 2009, and recorded a loss on change in fair value of derivative liability of $5,819,481 on June 30, 2009 to mark to market for the increase in fair value of the warrants from March 31, 2009 to June 30, 2009, and recorded a loss on change in fair value of derivative liability of $847,754 on September 30, 2009 to mark to market for the increase in fair value of the warrants from June 30, 2009 to September 30, 2009.

Net Income

Net income was $5,509,420 or 8.6% of revenue for the nine months ended September 30, 2009, compared to $8,205,884 or 21.1% of revenue for the same period last year. Excluding the effect of provision for income taxes, the decrease in net income was mainly due to an increase in income from operations in the amount of approximately $6.7 million, offset by approximately $6.6 million of non-cash loss on change in fair value of derivative liability as described above, and approximately $439,000 decrease in income from discontinued operations as well as approximately $771,000 of loss from disposition of discontinued operations.

Our increase in revenues in the past three quarters reflects the development of the PRC domestic tourism market, and dynamics of our overall operating platform and synergies in our different business segments. Our innovative marketing mix and marketing strategies, our cost synergies of combining online services with traditional services, as well as the good integration of acquired businesses are all important factors contributing to our performance thus far. Management believes that these competitive advantages are sustainable in the long term.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $23,942,115 as of September 30, 2009. Current assets and current liabilities as of September 30, 2009, were $47,539,286 and $6,818,860, respectively, yielding working capital of $40,720,426. We believe that the funds available to us from operations are adequate to meet our operating needs in 2009. For the nine months ended September 30, 2009, net cash provided by operating activities was approximately $11,949,270, which resulted primarily from our organic operations and effective management of cash flow.

Capital expenditure

Total capital expenditure for nine months ended September 30, 2009 was $3,627,267 to purchase fixed assets, primarily machinery and equipment. Management may consider substantial increase in equipment or other supporting machinery expenditure to support the fast development and expansion of our business.

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

We have filed a Registration Statement on Form S-3 to register $50,000,000 worth of securities on Aug 7, 2009, which became effective on November 5, 2009. There can be no assurance that such financing will be available or, if available, will be on terms acceptable to us. Future expansion will be limited by the availability of financing. Unless otherwise indicated in a prospectus supplement, we intend to use the net proceeds from the sale of the securities under the S-3 registration for general corporate purposes, including expanding our products, and for general working capital purposes.  We may also use a portion of the net proceeds to acquire or invest in businesses and products that are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions as of the date of the S-3 registration.

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

Item 4.    Controls and Procedures.

Evaluation of our Disclosure Controls

(a)           Evaluation of Disclosure Controls and Procedures: As of September 30, 2009, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Exchange Act and Rules 13a-15(e) and 15d-15(e) promulgated thereunder.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed under the Exchange Act.

Because certain accounting errors were discovered during this period, the Company determined to restate its consolidated financial statements as of March 31, 2009, June 30, 2009 and for the year ended December 31, 2008.

Changes in internal control over financial reporting

(b)           Changes in internal control over financial reporting:  There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

The Company has set up an internal control department with qualified accounting staffs which directly report to the Independent Audit Committee. Management believes this would help strengthen the general internal control process. There were no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2009

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang Chairwoman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Yizhao Zhang
Yizhao Zhang Chief Financial Officer (Principal Financial Officer)