Form 10-K
period 2009-12-31
UNIVERSAL TRAVEL GROUP
filed 2010-03-05
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number 001-34284

UNIVERSAL TRAVEL GROUP
(Exact name of registrant as specified in its charter)

Nevada	90-0296536
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District,
Shenzhen, PRC 518000
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 011-86- 755-836-68489

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 par value per share	New York Stock Exchange, LLC

Securities registered pursuant to section 12(g) of the Act:

Preferred Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes                       ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒Yes ☐ No

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
☒ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes      ☐ No

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2009 was approximately $60,539,791 (5,410,169 shares of common stock)  based upon the closing price of the common stock as quoted by NYSE Amex on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 2, 2010, there are presently 16,714,457 shares of common stock, par value $0.001 issued and outstanding.

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

Table of Contents

		Page

	PART I

Item 1.	Description of Business	3

Item 1A.	Risk Factors	13

Item 1B.	Unresolved Staff Comments	19

Item 2.	Description of Property	19

Item 3.	Legal Proceedings	20

Item 4.	Submission of Matters to a Vote of Security Holders (Removed and Reserved)

	PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	21

Item 6.	Selected Financial Data	24

Item 7.	Management’s Discussion and Analysis of Financial Condition orPlan of Operation	24

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 8	Financial Statements	38

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38

Item 9A.	Controls and Procedures	38

Item 9B.	Other Information	39

	PART III	48

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	40

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions	50

Item 14.	Principal Accountant Fees and Services	51

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	52

PART I

Item 1.	Business.

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

On June 20, 2006, Mr. Xiao Jun ("Jun"), our former officer and director, acquired from the then-majority-shareholder of our Company 2,666,667 shares of our Common Stock, for an aggregate purchase price of $435,000 (the "Stock Transaction"). After giving effect to such acquisition, Jun held 2,666,667 of the 3,483,333 shares of our Common Stock then issued and outstanding, constituting, in the aggregate, 77% of the then issued and outstanding shares of Common Stock of the Company. In connection with his acquisition of shares in the Company, Jun was appointed as our Chief Executive Officer.

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

The Full Power Shareholders received 6,666,667 shares of Common Stock in exchange for all of the issued and outstanding shares of Full Power. As a result of the Merger Transaction, Full Power became the Company's wholly owned subsidiary. Full Power owns all of the issued and outstanding capital stock of Shenzhen Yu Zhi Lu Aviation Service Company Limited (“YZL”).

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

On April 10, 2007, we acquired Shenzhen Speedy Dragon Enterprise Limited ("SSD") in exchange for 238,095 shares of our shares of Common Stock and an interest-free promissory note in the principal amount of $3,000,000, payable no later than April 10, 2008.  The note has been repaid in full. SSD is mainly a cargo logistics company providing commercial, point-to-point parcel and container transportation services within the PRC.

On June 12, 2009, the Company entered into a termination agreement with Xiangsheng Song, the legal representative of SSD to return all its equity interest in SSD to Mr. Song. As a result of the termination agreement, SSD is spun off from our business.

On August 6, 2007, we acquired Xi'an Golden Net Travel Serve Service Company Limited ("XGN") in exchange for 50,588 shares of our Common Stock and interest-free promissory notes in the aggregate principal amount of $1,542,000, payable no later than August 6, 2008. The note has been repaid in full.

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

In August 8, 2007, we acquired Shanghai Lanbao Travel Service Company Limited ("SLB") in exchange for 200,000 shares of our Common Stock and interest-free promissory notes in the aggregate principal amount of $2,828,000, payable no later than August 8, 2008. The note has been repaid in full.

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

In October 29, 2007, we acquired Foshan Overseas International Travel Service Co., Ltd. ("FOI") in exchange for 374,329 shares of our Common Stock and interest-free promissory notes in the aggregate principal amount of $3,153,500, payable no later than October 29, 2008.   This note has been repaid in full.

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

Also on December 16, 2008, we established Shenzhen Universal Travel Agency Co. Ltd, a PRC company (“STA”), to meet the increasing packaged-tour demand in Shenzhen City. However, operations of STA did not start until June 6, 2009.

On March 23, 2009, in order to seize upon opportunities arising from the economic promotion by the Chinese government of the middle and western regions of the PRC, we strategically set up Chongqing Universal Travel E-Commerce Co., Ltd, a PRC company (“CTE”), to strengthen our presence in that region. However, operations of CTE did not start until June 16, 2009.

On December 10, 2009, we entered into Subscription Agreements with certain investors to sell to them an aggregate of 2,222,222  shares of common stock of the Company, for a purchase price of $9.00 per share and an aggregate gross purchase consideration of $19,999,998. The offer and sale of the shares were made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333- 161139)  initially filed with the Securities and Exchange Commission on August 7, 2009 and amended on November 2, 2009. The Registration Statement was declared   effective on November 5, 2009.  The sale and  purchase of the shares closed on December 15, 2009.

With the completion of the raise, we then sought to seek out acquisition targets that would both complement our strategic growth and service products.

On December 17, 2009, we entered into a letter of intent to acquire Huangshan Holiday Travel Service Company (“Huangshan Holiday”) for RMB 20 million (approximately $2.9 million), 80% of which shall be paid cash and 20% in shares of common stock of the Company. The purchase consideration may be subject to adjustment after completion of due diligence on Huangshan Holiday by the Company. Founded in 1999, Huangshan Holiday provides comprehensive travel services in the Huangshan district in the Anhui Province of China. Huangshan, a national geological park and UNESCO World Heritage Site, is one of China’s most popular travel destinations, with over eight million tourists annually. Huangshan Holiday provides guided and self-guided package tours and airline and hotel reservation services for both leisure and business travelers. Huangshan Holiday serves as the exclusive hotel reservation agency for several major online travel service providers in China, including eLong and 12580, and has over 70% share of the mid to high end hotel reservation market in the Huangshan Tourism District. Estimated full year 2009 revenues and net income for Huangshan Holiday are approximately $4.4 million and $0.6 million, respectively.

On January 26, 2010, we entered  into a letter of intent to acquire Zhengzhou Yulongkang Travel Service Company (“Zhengzhou Yulongkang”) for RMB 39 million (approximately $5.7 million), 90% of which to be paid in cash and 10% of the purchase consideration in shares of the Company’s common stock. The purchase consideration may be subject to adjustment after the completion of acquisition audit on Zhengzhou Yulongkang by the Company. Zhengzhou Yulongkang Travel Service Company was established in 2000 in Zhengzhou, Henan Province of China. The company currently has a management team of 25 people and over 60 tour organizers and guides.The Company provides comprehensive travel services and maintains long-term cooperation relations with transportation agents, travel destinations, hotels, and air ticket agencies. Its regional tour routes include “Charming Tibet”, “Winter Hot Spring”, “Passion Ski Trip”, etc. Zhengzhou Yulongkang Travel Service Company has received a series of industry and corporate awards from 2003 to 2006.

On January 19, 2010, we entered into a letter of intent to acquire Hebei Tianyuan Travel Agency (“Tianyuan”) for RMB 29 million (approximately $4.2 million), 80% of which shall be paid in cash and 20% of the consideration in shares of the Company’s common stock. The purchase consideration may be subject to adjustment after completion of acquisition audit on Tianyuan by the Company. Founded in 1999, Tianyuan was the first authorized travel agency in the Hebei Province in China.  In addition, Tianyuan is the exclusive provider of travel agency services to Mount Lu and Lushan National Park, both domestic tourist attractions listed on the UNESCO World Heritage Site.  Tianyuan was the organizer of the International Economy & Culture Communication Forum sponsored by the local government and the exclusive organizer of the Young Journalist Summer Camp sponsored by the Yanzhao Evening Paper. We believe that Taiyuan’s exclusive service with these regional sites and unique partnership with the government provides Tianyuan with an advantage to be a market leader in travel services in the region.

Sources of Revenue

We have three lines of business and revenue, namely (i) air-ticketing (Shenzhen Yu Zhi Lu Aviation Service Company Limited and Chongqing Universal Travel E-Commerce Co., Ltd), (ii) hotel reservations (Shenzhen Yu Zhi Lu Aviation Service Company Limited and Shanghai Lanbao Travel Service Company Limited), and (iii) packaged tours (Xi'an Golden Net Travel Serve Service Company Limited, Foshan Overseas International Travel Service Co., Ltd, and Shenzhen Universal Travel Agency Co. Ltd). We previously provided air cargo agency services through Shenzhen Speedy Dragon Enterprise Limited, which we spun off in June 2009.

Air-ticketing

We are, through our subsidiary, YZL and CTE, in the air-ticketing business. YZL has contracted with certain Chinese domestic airlines such as Air China, China Southern Airlines and China Eastern Airlines and 34 international airlines such as United Airlines, Cathay Pacific and Virgin Airlines to sell Chinese domestic and international air tickets.  YZL holds the “First Class Air-Ticketing Agency” license from the General Administration of Civil Aviation of China (“CAAC”). YZL has been in operation for more than ten years.

We and our agents utilize a centralized air-ticketing booking system called the “eTerm system” maintained and owned by the PRC government to issue air tickets. We pay a license fee the use of the “eTerm system” and charge our agents a pro-rated portion of that fee for their use of the system through us.

YZL receives commissions (averaging 6%) from travel suppliers for air-ticketing under various services agreements. Commissions from air-ticketing services rendered are recognized at the time when the air tickets are issued. Our customers pay for their tickets online or through our TRIPEASY Travel Service Kiosks  (the “Kiosks”) with credit cards or bank debit cards and are then issued their tickets. Our revenue from such transactions is on a net basis in the consolidated statements of income as we generally do not assume inventory risks and have no obligations for cancelled air-ticket reservations. We are, typically, paid our aggregated commissions once a month.

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

Further, because we are agents for the sale of air tickets, we do not have any control over air ticket prices, which directly affect their demand and our profitability. Conversely, we do not bear any risk for unsold tickets and maintain no inventory.  Also, we are affected by the seasonality of travel in general and global events such as the World Expo in Shanghai in 2010 which, we anticipate, will increase the demand for travel.

Hotel reservations

We are, through our subsidiaries, YZL and SLB, are involved in the hotel reservations business.

We have contracted with approximately 9,000 hotels and have established a China Booking Association comprising more than 1,000 travel agencies which share more than 200,000 hotel resources internationally.

Our customers are able to inquire via either our centralized website (www.cnutg.com) or SLB's website (www.cba-hotel.com).  Additionally, SLB maintains a 100 square meters call center in Shanghai with 20 seats to handle hotel reservation enquiries.

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

We receive commission from travel suppliers for hotel room reservations based on the transaction value of the rooms. Commission from hotel reservation services rendered is recognized after hotel customers have completed their stay at the applicable hotel and upon confirmation of pending payment of the commission by the hotel.  Our revenue from such transactions is on a net basis in the consolidated statements of income.  We, generally, do not assume inventory risks and have no obligations for cancelled hotel reservations.  Our customers reserve hotel rooms through us, our website, or our Kiosks and pay for their rooms directly to the hotel.

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

Apart from the same factors affecting our air-ticketing business, other factors affecting our hotel reservations segment include:
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
Packaged Tours

We are, through our subsidiaries, FOI, XGN and STA, in the business of providing domestic and cross border packaged tour travel services.

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

Insurance

We presently have directors and officers insurance with Navigators Insurance Company.  The policy is for a term of one year commencing June 23, 2009 to June 23, 2010 for an aggregate liability of $5,000,000.   We have paid a premium of $42,000 for the policy.  We do not have any other insurance.

Intellectual Property

We have applied to register the following trademarks with the Trademark Bureau of the State Administration for Industry & Commerce

Trademark	Class	Registrant
UTG	16, 39, 43	Shenzhen Yu Zhi Lu Aviation Service Company Limited
TRIPEASY	39, 42	Shenzhen Yu Zhi Lu Aviation Service Company Limited

We, through our subsidiary, XGN, have the “古都之旅” trademark registered under Class 39 with the Trademark Bureau of the State Administration for Industry & Commerce.  The term of the registration is valid from January 7, 2005 through to January 6, 2015.

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

Revenue Breakdown

Packaged Tours
Below is a breakdown the number of sales of our packaged tours for the past three years:
Year	Visitors	Number of visitors multiplied by the number of days comprising the tour

2007	93,984	364,676
2008	139,242	521,270
2009	212,460	807,300

Air-ticketing
Below is a breakdown of the number of air tickets sold for the past three years:

Year	Number of Tickets

2007	1,084,000
2008	1,720,000
2009	2,360,000

Hotel Reservations
Below is a breakdown of the number of hotel room nights booked through us for the past three years:
Year	Number of Room Nights

2007	680,000
2008	1,466,000
2009	2,349,000

The management of the Company uses these performance metrics to monitor the performance of each of its business segments on a continuing basis and to assess, discern and anticipate any trends or cycles in the industry.  With such tools, the Company is able to make calculated decisions and take any pre-emptive measures to safeguard the Company’s interests.

However, because of a confluence of other pertinent factors affecting the segments, the actual results of each segment may differ materially from what the metrics would suggest and any undue weight on these metrics in isolation is discouraged.  For example, an increase in the number of room nights booked should conceivably mean an increase in revenue and hence an increase on commissions earned.  However, this may be offset by lower room rates and lower commission rates.

Suppliers

For our air-ticketing business, our major suppliers are mainly the PRC domestic airlines.  We contract directly and individually with each hotel and supplier of the various components of our packaged tours.

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

Sales and marketing for the past three years account for very small percentage of our revenue, and as our Kiosks will be serving as an effective media platform in coming years and a marketing tool for us, we believe our sales and marketing expenses will not increase materially.

Subsidiary	Amount (RMB)/ (US$)
Foshan Overseas International Travel Service Co., Ltd.	152,774/$22,369
Shenzhen Yu Zhi Lu Aviation Service Company Limited	1,063,459/ $ 155,713(Media Advertisement expenses) 862,000 / $126,024 (Airport Marketing expenses)
Shanghai Lanbao Travel Service Company Limited	38,000/ $5,564 (Advertisements) 2,000/ $293 (Website)

Chongqing Universal Travel E-Commerce Co., Ltd	4,500/ $659 (Advertisements)
Shenzhen Universal Travel Agency Co., Ltd	45,296/ $6,632 (Advertisements)

We anticipate that our sales and marketing expenses for fiscal year 2010 will increase proportionally with our sales volume.

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

Our Competitive Advantage

We believe that we have the following advantages over our competitors:

•
our business model and sources of revenue are diversified in that we are involved in the air ticketing, hotel reservations, and packaged tours businesses and any negative impact on one line of business may buffered by our other lines of businesses;

•	our businesses and presence are spread out throughout the PRC, which makes us less susceptible to a total loss or interruption to our business in the event of a natural calamity; and

•
As of December 31, 2009, we have 623 Kiosks in place to serve our customers. We plan to roll out an additional 1,400 Kiosks in 2010 in selected cities in the PRC.  The Kiosks would enable our customer to make travel related inquiries and book their travel when they do not have access to a computer or an internet connection.

Our Future Goals and Expansion Plans

We introduced the Kiosksin selected major cities in the PRC, with 623 Kiosks rolled out in 2009. We plan to further introduce the Kiosks to other cities in the PRC. Locations of our Kiosks will include hotels, office buildings, banks, shopping malls and MTR stations. The Company will promote the Kiosks via local media such as newspapers, billboards and internet ads, including its own award-winning website, www.cnutg.com, as well as other related websites, which will in turn further the Company’s brand recognition. The Kiosks themselves will provide a strong media platform to strengthen Universal Travel Group’s franchise. Additionally, the Kiosks’ interface will feature the same look, feel and functionality as Universal Travel Group’s new website, www.cnutg.com.cn, which integrates the Company’s diversified services into a new platform with selected value- added features and functionality.

The Kiosks are interactive terminals placed in strategically targeted public areas. They enable convenient, fast and easy to use, real-time air ticketing inquiries, reservations and purchases, as well as hotel and tour reservations. The Kiosks provide full 360° views of hotels and travel destinations and accept payment via bank cards, debit cards and VISA. According to Credit Suisse Research, the number of domestic travelers in the PRC that use online travel services continues to rise, accounting for 16% of users in 2007, up from 12% in 2005. Major cities such as Shanghai and Shenzhen have a higher proportion of people using online travel services as compared to the rest of the PRC, representing 23% and 20% of the users in 2007, respectively. According to the China Internet Network Information Center, the PRC is the world’s largest market for internet users. Despite this, 95% of internet users still do not make purchases over the internet. The Kiosks eliminate the need for a personal computer or online access in order to make travel arrangements and are specifically targeted at this demographic of users. We expect to roll out 1,400 additional Kiosks in 2010.

The Kiosks, together with our website and call center, will serve to integrate our air ticket sales, hotel room sales, and packaged tours businesses. We are working on a cost-effective way for a potential rollout by bundling it with Byte Power (CQ) Info Tech Limited's (a subsidiary of Byte Power Group Limited - ASE: BPG.AX) E-Kiosks. This will allow us to enter a new market in Chongqing quickly and efficiently.

Employees

At the current time, including our officers, we have approximately 780 full-time employees, including 80 administrative employees, 200 marketing employees and approximately 500 employees working at our three call centers. None of our employees is a member of a union and our relationships with our employees are generally satisfactory. In accordance with Chinese Labor Law, we provide social security and medical insurance to all our employees.

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

According to the new EIT law, enterprises that currently enjoy a preferential tax rate will transition to the statutory enterprise income tax rate of 25% over five years.  The applicable tax rate would increase to 18% for 2008, 20% in 2009, 22% in 2010, 24% in 2011 and 25% in 2012.  Enterprises that were currently subject to an enterprise income tax rate of 24% had their rates increased to 25% in 2008.

The tax rates of our various subsidiaries in 2009 were all 25% except for YZL, the tax rate of which was 20%. For 2010, these rates will remain 25% except for YZL, the tax rate of which will become 22%.

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

Our management is comprised almost entirely of individuals residing in the PRC with very limited English skills.

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

Our principal executive offices are located at 5/F South Tower, Building No. 11, High-Tech Industrial Park, Second Zhongke Road, Nanshan, Shenzhen, People's Republic of China. The offices contain approximately 1,425 square feet of usable space and are subject to a lease which expires October 2010. The monthly rent payable for these offices is $12,517.60.

In addition to the above principal offices, we also have a call center located at Shennan Road, Hualian Center Room 301 - 304, Shenzhen, People's Republic of China. The offices contain approximately 356 square meters of usable space and are subject to a lease which expires October 2010. The monthly rent payable for these offices is $3,718.

In addition to our headquarters, YZL and STA maintain offices at the locations listed below which require aggregate monthly payments of $14,760.

1.	Baoan Airport Branch: BT61-62, Area B, Shenzhen Baoan Airport.
2.	Fuyong Branch: No. 129. Bai Shi Sha Blvd, Fuyong Zhen, Shenzhen City.
3.	Longhua Zhuojing Branch: No.11 Sheng Di Long Quan, Ban Ren Min Bei Road, Longhua Blvd, Shenzhen City.
4.	Xinzhou Branch: 1st Floor Business Center, Chu Tian Hotel, Hubei Building, Bin He Road, Shenzhen City.

FOI maintains 9 offices around the Guangzhou area which require aggregate monthly payments of $5,241.80;

XGN maintains 3 offices in Xi’an which require aggregate monthly payments of $732.60;

SLB maintains its main office in Shanghai and makes aggregate monthly payments of $5,827.33;

CTE maintains offices of approximately 1,194 square meters, and makes aggregate monthly payments of $3,496.

We plan to expand our operations and lease more office space in the near future, based on our increased office spaces and the rentals for our Kiosks.

Item 3.    Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since October 27, 2009, our common stock has been listed and traded on the NYSE under the symbol “UTA”. From May 28, 2009 until October 27, 2009, our common stock was listed and traded on the NYSE Amex under the same symbol “UTA”. Previously from August 21, 2006 until May 28, 2009, our common stock was traded on the Over-the-Counter Bulletin Board under the symbol “UTVG.OB”. Prior to August 21, 2006, the date we changed our name from TAM of Henderson, Inc. to Universal Travel Group, our Common Stock was quoted under the symbol "TMHN.OB".

               On March 31, 2009, we effected an one-for-three reverse stock split of our common stock.  The one-for-three reverse stock split automatically converts three shares of the Company's common stock into one share of common stock. The reverse stock split affected all issued and outstanding shares of the Company's common stock, and shares of common stock underlying stock options and warrants that were outstanding immediately prior to the effective date of the reverse stock split. Any fractional shares resulting from the exchange would be rounded up to the nearest whole share of new common stock.

The prices set forth below reflect the quarterly high and low bid price information for shares of our Common Stock for the periods indicated, based on reports of transactions from the NYSE, NYSE Amex and the OTC Bulletin Board. Those quotations taken from the OTC Bulletin Board  reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Calendar Quarter	Low Bid	High Bid
2008 First Quarter	$1.45	$3.82
2008 Second Quarter	$1.12	$2.86
2008 Third Quarter	$0.87	$1.65
2008 Fourth Quarter	$0.45	$1.10

2009 First Quarter	$0.59	$2.95
2009 Second Quarter	$2.01	$12.60
2009 Third Quarter	$8.62	$17.20
2009 Fourth Quarter	$8.91	$16.50

Holders of Securities

As of March 4, 2010, there were approximately 82 holders of record of our common stock, including shares held in street name by brokerage firms.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

In January 2007, we adopted the Universal Travel Group 2007 Equity Incentive Plan. In the first quarter of 2007, we issued 1,256,667 shares of our Common Stock pursuant to the Plan for services rendered from October 2, 2006, through February 28, 2007.  At the time of issuance the 1,256,667 shares were valued at $1,583,400, of which $950,040 was charged against earnings in 2006 and $633,360 was charged against earnings for 2007.

There are no longer any shares available for issuance pursuant to the Universal Travel Group 2007 Equity Incentive Plan.

During 2007 we issued options to purchase 33,333 shares to each of three newly appointed directors. The options are exercisable for a period of approximately 10 years from the date of issuance and are exercisable at prices of $5.85; $8.55 and $11.25, respectively. All three directors have to date ceased to be directors of the Company.  Accordingly, only an aggregate of options to purchase 22,222 shares of our Common Stock has vested amongst these three ex-directors.

Additionally, on June 24, 2008, we granted an option to purchase 33,333 shares of our Common Stock to our newly appointed director, Yizhao Zhang.  His options were exercisable for a period of approximately 10 years from the date of issuance and are exercisable at $4.56 per share. The option holder has no voting or dividend rights. We record the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the model at the date of grant stock option pricing.

In January 2009, we adopted the Universal Travel Group 2009 Incentive Stock Plan.  On January 20, 2009, we issued options to purchase 2,000,000 shares of common stock to our Chief Executive Officer, Ms. Jiangping Jiang at an exercise price of $3.84.  The remaining options to purchase 200,000 shares of common stock were issued on the same date to various employees and directors at an exercise price of $2.70.  The term of each option was for 10 years.  The options vest in six annual equal installments.  However, in the event (i) the Company reports an after tax Net Income of $14,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2008, then options to purchase one-third of the shares granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options rateably, (ii)  the Company reports an after tax Net Income of $18,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2009, then options to purchase another one-third of the shares  granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options rateably and (iii) the Company reports an after tax Net Income of $22,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2010, then options to purchase another one-third of the shares granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options rateably.   As of the date of this Annual Report, all the 2,200,000 options to purchase our common stock under the Universal Travel Group 2009 Incentive Stock Plan have been issued and there are no longer any shares available for issuance under the said Plan.

The following table provides information as of the date hereof our outstanding equity compensation plans and arrangements .

Equity Compensation Plan Information

Plan Category	Number of securities (post-split) to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,200,000	$3.72	0
Equity compensation plans not approved by security holders	55,555	$6.70	0
Total	55,555	$6.70	0

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2009, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of our outstanding equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

The following sets forth recent sales by the Company of unregistered securities during the fiscal year ended December 31, 2009:

None.

The following sets forth recent sales by the Company of unregistered securities during the fiscal year ended December 31, 2008:

On February 4, 2008, we received a commitment for $3.5 million in financing from three Chinese financial institutions, namely Total Shine Group Limited, Victory High Investments Limited and Think Big Trading Limited, in exchange for 433,827 shares of our Common Stock, a price of $8.10 per share. The proceeds were to be used exclusively to reduce debt from past acquisitions. The funds were to be paid in three installments: $600,000 was paid upon execution of the equity financing agreement, $1,400,000 is to be paid no later than February 28, 2008 and the balance of $1,514,000 is to be paid no later than ten days after the filing of our Annual report. The first round of financing closed on February 7, 2008.  Proceeds from the first closing amounting to $599,994 were paid directly to the shareholders of  Foshan Overseas International Travel Service Co., Ltd. (FOI) to satisfy an amount due to them under a note and we issued 74,074 shares of our Common Stock to Total Shine Group Limited, Victory High Investments Limited and Think Big Trading Limited.  On May 7, 2008 we terminated the equity financing agreement with the financial institutions due to their failure to provide the remaining amounts according to the agreement.

On August 28, 2008, we entered into a Securities Purchase Agreement with Access America Fund, LP, Chinamerica Fund LP, Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I. Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding, LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson (collectively, the “Buyers”) to sell to the Buyers 1,529,569 shares of common stock, of the Company and warrants to purchase 764,785 shares of common stock for an aggregate purchase price of $7,112,500. Each warrant has an exercise price of $8.13 and a term of 5 years from the date of issuance.

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

The following sets forth recent sales by the Company of unregistered securities during the fiscal year ending December 31, 2007:

On April 10, 2007, we, Full Power Enterprise Global Limited ("Full Power"), Shenzhen Yu Zhi Lu Aviation Service Company Limited (“YZL”), Shenzhen Speedy Dragon Enterprise Limited (“SSD”) and Xiangsheng Song, entered into a share exchange agreement pursuant to which YZL acquired 100% of SSD in a stock and cash transaction valued at approximately US $4,000,000. Under the share exchange agreement, in exchange for his shares in SSD, Xiangsheng Song received both stock consideration and cash consideration. The stock consideration consisted of 238,095 newly issued shares of our Common Stock.

On August 6, 2007, pursuant to a share exchange agreement, in exchange for the shares of Xi'an Golden Net Travel Serve Service Company Limited (“XGN”), we issued to the shareholders of XGN an aggregate of 50,588 shares of our Common Stock, which were divided proportionally among the shareholders in accordance with their respective ownership interests in XGN immediately before the closing of the share exchange agreement.

On August 8, 2007, pursuant to a share exchange agreement, in exchange for the shares of Shanghai Lanbao Travel Service Company Limited (“SLB”), we issued to the shareholders of SLB an aggregate of 200,000 shares of our Common Stock, which were divided proportionally among the shareholders in accordance with their respective ownership interests in SLB immediately before the closing of the share exchange agreement.

On October 29, 2007, pursuant to a share exchange agreement, in exchange for the shares of Foshan Overseas International Travel Service Co., Ltd. (“FOI”), we issued to the shareholders of FOI an aggregate of 374,329 shares of our Common Stock, which were divided proportionally among the shareholders in accordance with their respective ownership interests in FOI immediately before the closing of the share exchange agreement.

The shares of the our Common Stock were issued to Xiangsheng Song and the shareholders without registration under Section 5 of the Securities Act in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. Specifically, (1) we had determined that Xiangsheng Song and the shareholders are knowledgeable and experienced in finance and business matters and thus they are able to evaluate the risks and merits of acquiring our securities; (2) Xiangsheng Song and the shareholders have advised us that they are able to bear the economic risk of purchasing our common stock; (3) we have provided Xiangsheng Song the shareholders with access to the type of information normally provided in a prospectus; and (4) we did not use any form of public solicitation or general advertising in connection with the issuance of the shares.

In addition, the shares of our Common Stock were issued to Xiangsheng Song and the shareholders without registration under Section 5 of the Securities Act, in reliance on the exemption from registration contained in Regulation S under the Securities Act. We believe that the issuance of our Common Stock to Xiangsheng Song and the shareholders (the "Offshore Shareholders") constituted an offshore transaction. Each of the Offshore Shareholders is a resident of China. At the time the Registrant offered to issue its shares to the Offshore Shareholders, each of the Offshore Shareholders was located in China. Furthermore, at the time we issued our Common Stock to the Offshore Shareholders, we reasonably believed that each of the Offshore Shareholders was outside the United States. As a result, we believed that these facts enable us to also rely on Regulation S for an exemption from the registration requirements of Section 5 of the Securities Act with respect to the issuances to the Offshore Shareholders.

Item 6. Selected Financial Data.

Not applicable.

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

Business Overview

We are a travel services provider in the People’s Republic of China engaged in providing air ticketing and hotel booking services as well as domestic and international packaged tourism services throughout the People’s Republic of China via the internet, the customer representatives and the kiosks.

In 2007, we completed the acquisitions of Xi'an Golden Net Travel Serve Service Company Limited, which specializes in domestic packaged tour services, and Shanghai Lanbao Travel Service Company Limited, which specializes in hotel reservations and Foshan Overseas International Travel Service Co., Ltd, which handles both domestic and international travel inquiries.

In early 2008, we successfully integrated our packaged tours, air-ticketing and hotel reservation businesses onto our newly developed on-line platform, which provides rich and comprehensive travel information to primarily leisure travelers.

In October 2008, we successfully rolled out our Kiosks. We believe that the Kiosks are innovate self-service terminals capable of handling a full ranging of booking services including packaged tours through a secured built in payment function that  accepts all major Chinese bank cards.  As of the end of fiscal year 2009, we had 623 Kiosks manufactured and operating.  511 of them were placed in Guangdong Province, where our company is located, and another 112 were placed outside this province. We plan to roll additional 1,400 Kiosks in 2010.

Under the theme, "Wings towards a more colorful life", we currently have three discrete lines of business and revenue, and each is carried out by one or two subsidiaries of the Company:  (i) air-ticketing (Shenzhen Yu Zhi Lu Aviation Service Company Limited and Chongqing Universal Travel E-Commerce Co., Ltd), (ii) hotel reservations (Shenzhen Yu Zhi Lu Aviation Service Company Limited and Shanghai Lanbao Travel Service Company Limited), and (iii) packaged tours (Xi'an Golden Net Travel Serve Service Company Limited, Foshan Overseas International Travel Service Co., Ltd, and Shenzhen Universal Travel Agency Co. Ltd ). Operations of each segment are exclusive to the operations of the associated subsidiary company.

Previously in 2007, we also acquired Speedy Dragon Enterprise Limited, which specialized in air cargo agency. In the second calendar quarter of 2009, based on the past performance of our air cargo business, as well as the market perspective of this business, we decided to spin off our Speedy Dragon Enterprise Limited subsidiary, and as a result, exited the air cargo business. The air cargo industry had been suffering from the contraction in manufacturing in the Pearl River Delta, and we were not competitive enough in this segment of business. We believe the spin-off was beneficial to us as it allowed us to concentrate on our core business of selling air tickets, hotel accommodations and packaged tours.

In December 2008, we established Shenzhen Universal Travel Agency Co. Ltd, a PRC company, to meet the increasing packaged-tour demand in Shenzhen City.

In March 2009, in order to seize the opportunities arising from the economic promotion by the Chinese government of the mid and western regions of the PRC, we strategically set up Chongqing Universal Travel E-Commerce Co., Ltd, a PRC company, to strengthen our presence in that region. It began generating revenues in the third quarter of 2009.

On December 17, 2009, we entered into a Letter of Intent to acquire Huangshan Holiday Travel Service Company (“Huangshan Holiday”) for RMB 20 million (approximately $2.9 million), 80% of which shall be paid cash and 20% in shares of common stock of the Company. The purchase consideration may be subject to adjustment after completion of due diligence on Huangshan Holiday by the Company. Founded in 1999, Huangshan Holiday provides comprehensive travel services in the Huangshan district in the Anhui Province of China. Huangshan, a national geological park and UNESCO World Heritage Site, is one of China’s most popular travel destinations, with over eight million tourists annually. Huangshan Holiday provides guided and self-guided package tours and airline and hotel reservation services for both leisure and business travelers. Huangshan Holiday serves as the exclusive hotel reservation agency for several major online travel service providers in China, including eLong and 12580, and has over 70% share of the mid to high end hotel reservation market in the Huangshan Tourism District. Estimated full year 2009 revenues and net income for Huangshan Holiday are approximately $4.4 million and $0.6 million, respectively.

On January 19, 2010, we entered into a Letter of Intent to acquire Hebei Tianyuan Travel Agency (“Tianyuan”) for RMB 29 million (approximately $4.2 million), 80% of which shall be paid in cash and 20% of the consideration in shares of the Company’s common stock. The purchase consideration may be subject to adjustment after completion of acquisition audit on Tianyuan by the Company. Founded in 1999, Tianyuan was the first authorized travel agency in the Hebei Province in China.  In addition, Tianyuan is the exclusive provider of travel agency services to Mount Lu and Lushan National Park, both domestic tourist attractions listed on the UNESCO World Heritage Site.  Tianyuan was the organizer of the International Economy & Culture Communication Forum sponsored by the local government and the exclusive organizer of the Young Journalist Summer Camp sponsored by the Yanzhao Evening Paper. We believe that Tianyuan’s exclusive service with these regional sites and unique partnership with the government provides Tianyuan with an advantage to be a market leader in travel services in the region.

On January 26, 2010, we entered  into a Letter of Intent to acquire Zhengzhou Yulongkang Travel Service Company (“Zhengzhou Yulongkang”) for RMB 39 million (approximately $5.7 million), 90% of which is to be paid in cash and 10% of which is to be paid in shares of the Company’s common stock. The purchase consideration may be subject to adjustment after the completion of acquisition audit on Zhengzhou Yulongkang by the Company. Zhengzhou Yulongkang was established in 2000 in Zhengzhou, Henan Province of China. The company currently has a management team of 25 people and over 60 tour organizers and guides. Zhengzhou Yulongkang provides comprehensive travel services and maintains long-term cooperation relations with transportation agents, travel destinations, hotels, and air ticket agencies. Its regional tour routes include “Charming Tibet”, “Winter Hot Spring”, “Passion Ski Trip”, etc. Zhengzhou Yulongkang has received a series of industry and corporate awards from 2003 – 2006.

In order to finance the abovementioned acquisitions and our working capital, on December 10, 2009, we entered into a definitive subscription agreement with to sell to institutional investors an aggregate of 2,222,222 shares of its common stock at a price of $9.00 per share for net proceeds of approximately $19.0 million. The sale of the common stock closed on December 15, 2009.  The offer and sale of the shares were made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333- 161139) initially filed with the Securities and Exchange Commission on August 7, 2009 and amended on November 2, 2009. The Registration Statement was declared effective on November 5, 2009.

In 2009, we were selected one of the Top Ten Brands of Travel Services in the People’s Republic of China. We believe our quality of services will distinguish us in our long term competitiveness.

We aim to be the foremost leading online travel services provider in the People’s Republic of China, especially in the air ticketing service, hotel booking and packaged tour providing sectors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the three months ended December 31, 2009 and 2008.

Revenue Segment Analysis:

	Three months ended December 31, 2009	Three months ended December 31, 2008	Increase / Decrease	Percentage
Gross Revenues	$34,174,482	$27,107,173	$7,157,3097	26.5%
Cost of Services	(24,109,170)	(17,498,796)	(6,610,374)	37.8%
Gross Profit	10,065,312	9,518,377	546,935	5.7%
SG&A	(2,533,885)	(1,489,052)	(1,044,833	70.2%
Income from Operations	7,531,427	8,029,325	(497,898)	(6.2)%

Other income	11,431	(1,461)	12,892	(882.4)%
Other expenses	(87,853)	0	(87,853)	N/A
Loss on Disposal of Assets	(10,473)	0	(10,473)	N/A
Loss on change in fair value of derivative liabilities	(278,215)	,0	(278,215)	N/A
Interest income	18,918	15,626	3,292	21.1%
Interest expenses	0	(27,638)	27,638	(100)%
Income before Income Taxes	7,185,235	8,015,852	(830,617)	(10.4)%
Provision for income taxes	(1,949,754)	(1,823,500)	(126,254)	6.9%
Net income-Continuing operations	5,235,481	6,192,352	(956,871)	(15.0)%
Income from discontinuing operations	0	133,941	(133,941)	(100)%
Net income	5,235,481	6,326,293	(1,090,813)	(17.2)%

For the three months ended December 31, 2009:

Revenue Segment Analysis	Air tickets (YZL and CTE)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (XGN,FOI and STA**)	(%) of sector	Total
Revenue	6,586,888	19.27%	3,981,586	11.65%	23,606,008	69.07%	34,174,482
Cost of Services	1,290,678	5.35%	1,963,748	8.15%	20,854,744	86.50%	24,109,170
Gross Profit	5,296,210	52.62%	2,017,838	20.05%	2,751,264	27.33%	10,065,312
Gross Margin	80.41%		50.68%		11.65%		29.45%
Segment effect in Gross Margin (*)	15.50%		5.90%		8.05%		29.45%

For the three months ended December 31, 2008 (**):

Revenue Segment	Air tickets (YZL)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (XGN&FOI)	(%) of sector	Total
Revenue	5,082,404	18.81%	3,775,754	13.98%	18,159,015	67.21%	27,017,173
Cost of Services	473,953	2.71%	1,280,450	7.32%	15,744,393	89.97%	17,498,796
Gross Profit	4,608,451	48.42%	2,495,304	26.22%	2,414,622	25.37%	9,518,377
Gross Margin	90.67%		66.09%		13.30%		35.23%
Segment effect in Gross Margin (*)	17.06%		9.24%		8.94%		35.23%

(*) "Segment effect in Gross Margin" was calculated by multiplying "the percentage of the segment revenue over the total revenue" with "gross margin of the related sector". This outlines how each segment contributes to the total gross margin.
(**)Shenzhen Universal Travel Agency Co. Ltd and Chongqing Universal Travel E-Commerce Co., Ltd both began operations in June2009. Therefore they do not appear in the 2008 financial year figures.

Revenue

We currently have three discrete lines of business and revenue, and each is carried out by one or two subsidiaries of the Company: (i) air-ticketing (Shenzhen Yu Zhi Lu Aviation Service Company Limited and Chongqing Universal Travel E-Commerce Co., Ltd), (ii) hotel reservations (Shanghai Lanbao Travel Service Company Limited), and (iii) packaged tours (Xi'an Golden Net Travel Serve Service Company Limited, Foshan Overseas International Travel Service Co., Ltd and Shenzhen Universal Travel Agency Co. Ltd). Operations of each segment are exclusive to the operations of the associated subsidiary company. For the three months ended December 31, 2008, we also had air cargo agency services, which were operated by Shenzhen Speedy Dragon Enterprise Limited.

Revenue for the three months ended December 31, 2009 was $34,174,482 compared to $27,017,173 for the same period in 2008, an increase of approximately 26.5%.This increase in revenue was primarily due to the successful integration and cross selling among our newly diversified business segments that increased the group’s competitiveness. Other factors attributable to this increase include the change of public holiday period pattern, the easing of foreign travel restrictions on October 29, 2008, as well as the reduction of air fuel surcharges due to the lower global fuel prices in 2009, compared to 2008.

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

Revenue from air-ticketing was $6,586,888 for the three months ended December 31, 2009, compared to $5,082,405 for the same period last year, an increase of approximately 29.6%. This increase is generally driven by the same factors mentioned above, but more specifically to the increased demand for air passenger transportation.

Revenue generated by hotel reservations and bookings for the three month period ended December 31, 2009 totaled $3,981,586 versus $3,775,754, a year over increase of approximately 5.5%. This increase is generally driven by the factors mentioned above for our increase in revenue, but more specifically, due to the successful integration of the various business segments of the Company.

Revenue generated through packaged travel services for the three months ended December 31, 2009 was $23,606,008 compared to $18,159,015, for the same period in 2008, an increase of approximately 30.0%. This increase is generally driven by the factors mentioned above for our increase in revenue, but more specifically due to the increase in tourism demand and successful integration of the Company’s various business segments and marketing channels.

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

Costs of services for the three months ended December 31, 2009 was $24,109,170 compared to $17,489,496 for the same period in 2008, an increase of $6,610,374, or approximately 37.8%. The comparatively higher costs of services result from higher percentage of packaged tours in our revenues.

Costs of services from air-ticketing was $1,290, 678 for the three months ended December 31, 2009, compared to $473,953 for the same period last year,  an increase of $816,725, or approximately 172.3%. The increase is mostly due to our reclassification of costs. Previously we had mistakenly allocated some direct costs to selling, general and administrative expenses.

Costs of services from hotel-reservation was $1,963,748 for the three months ended December 31, 2009, compared to $1,280,450 for the same period last year,  an increase of $683,298, or approximately 53.4%. The increase is mostly due to our reclassification of costs. Previously we had mistakenly allocated some direct costs to selling, general and administrative expenses.

Costs of services from packaged-tour was $20,854,744 for the three months ended December 31, 2009, compared to $15,744,393 for the same period last year,  an increase of $5,110,351, or approximately 32.5%. The increase is in tandem with the increase of revenue.

Gross Profit

Gross profit for the three months ended December 31, 2009 was $10,065,312 compared to $9,518,377 for the three months ended December 31, 2008, an increase of approximately 5.7%. The increase in gross profit partially reflects the Company’s success in implementing its online strategy, an increase in packaged tour services as a percentage of overall revenue and to a lesser degree, the rollout of our TRIPEASY Kiosks, which have relatively lower variable costs associated with it.

Gross profit in air-ticketing was $5,296,210 for the three months ended December 31, 2009 compared to $4,608,451 for the same period last year, an increase of approximately 14.9%.  Gross profit margin in this segment for the three months ended December 31, 2009 was 80.4% compared to 90.7% for the same period 2008. The decrease of gross profit margin in this segment is mostly due to the reclassification of our costs of services.

Gross profit in hotel reservations was $2,017,838 for the three month ended December 31, 2009 compared to $2,495,304 for the same period last year, a decrease of $477,466, or approximately 19.1%. Gross profit margin in this segment for the three months ended December 31, 2009 was 50.7% compared to 66.1% for the same period in 2008, a decrease of approximately 15.4%.  The decrease of gross profit margin in this segment is mostly due to the reclassification of our costs of services.

Gross profit in packaged travel was $2,751,264 for the three months ended December 31, 2009 compared to $2,414,622 for the same period in 2008, an increase of $336,642, or approximately 13.9%. Gross profit margin in this segment for the three months ended December 31, 2009 was 11.7% compared to 13.3% for the same period in 2008 . The decrease in gross profit margin was due to more discounts in certain packaged tour programs in order to attract new clients.

Consolidated gross margin for three months ended December 31, 2009 came in at 29.5%, compared to 35.2% for the same period last year. The major reason for this decline is that packaged tours generally have lower profit margins and they constituted a higher portion of our total revenue.

               Our air-ticketing and hotel reservation have much higher gross margins than our packaged tour business primarily as our revenue from air-ticketing and hotel reservation are the commissions we generate and our costs of service are mainly business taxes, systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial.

In comparison, costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, which all together are much substantial fixed overheads. The Company receives fees from providing domestic and cross-border travel tour services.  The Company contracts with traffic service providers, accommodation providers and leisure service providers to purchase air tickets, train and coach tickets, accommodation and leisure or entertainment packages in bulk and then resell them to its customers with a mark-up.  Fees generated from packaged-tour are recognized on a gross basis in the statements of income, when the tour is completed, as the Company, generally, undertakes the majority of the business risk.  The Company is the primary obligor to pay the service providers upon rendering of those services.  In addition, the Company acts as principal in relation to the packaged-tour services rendered or when tours are completed and collections are reasonably assured.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the three months ended December 31, 2009 and 2008 are as follows:

	For the three months ended December 31,

	2009	2008

Business related tax	$212,454	$159,502

Salary	213,772	137,813

Commission paid	1,022,599	851,974

Professional fees	239,000	190,541

Marketing	110,721	42,416

Rent	156,899	23,186

Depreciation and amortization	43,006	1,803

Stock-based compensation	355,346	51,786

Other general and administrative expenses	180,089	30,031

Total	$2,533,885	$1,489,052

Selling, general and administrative expenses for three months ended December 31, 2009 totaled $2,533,885 compared to $1,489,052 for three months ended December 31, 2008, an increase of $1,044,833 approximately 70.2%. Selling, general and administrative expenses were 7.4% of revenue versus 5.5% last year. The increase is mostly due to the higher amortization of employee stock incentive plan. We also needed to increase marketing and renting expenses to support our increased sales volume. In addition, we incurred extra professional fees, including but not limited to, application for listing in New York Stock Exchange, engagement of a third party consultant in addressing SEC comments, etc.

Net Income

Net income for the three months ended December 31, 2009 was $5,235,481, representing 15.3% of revenue, compared to $6,326,293, or 23.4% of revenue for the three months ended December 31, 2008.

During the fourth quarter of 2009, to promote our packaged tour business in Shenzhen and Chongqing area, we initiated some marketing campaigns, including offering some discounts in certain packaged tour programs.  Some of the programs were less profitable or even not profitable. The decrease in net income reflects the overall lower profit margins of these programs. Management believes that the surrender of some profits to gain market share is in line with our long term strategy, and believes the effect of this decline is short termed.

The lower net margin compared to the same period last year, mainly comes from the higher percentage of packaged-tour and the marketing campaigns in Shenzhen Universal Travel Agency Co. Ltd. To a lesser extent, the non-cash charge of loss on change in fair value of derivative liabilities, as well as the non-cash expenditure from the 2009 Incentive Stock Option Plan, are also the factors to lower the net profit margin.

FISCAL YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the fiscal years ended December 31, 2009 and same period 2008.

Revenue Segment Analysis:

	Fiscal year 2009	Fiscal year 2008	Increase / Decrease	Percentage
Gross Revenues	$97,875,552	$65,821,838	$32,053,714	48.7%
Cost of Services	(65,502,426)	(43,312,826),	(21,683,702)	51.2%
Gross Profit	32,373,126	22,509,012	10,307,012	43.8%
SG&A	(8,204,579)	(4,591,903)	(3,612,676)	78.7%
Income from Operations	24,168,547	17,917,109	6,254,832	34.9%

Other income	11,431	8,402	3,029	36.1%
Other Expenses	(87,853)	0	(87,853)	N/A
Loss on disposal of assets	(1,594)	(1,105)	(489)	44.3%
Loss on change in fair value of derivative liabilities	(6,832,186)	0	(6,832,186)	N/A %
Interest income	$58,124	37,099	21,025	56.7%
Interest expense	0	(106,163)	(106,163)	(100)%
Income before Income Taxes	17,316,469	17,855,342	(538,873)	(3.0)%
Provision for income taxes	(5,978,948)	(4,073,614)	(1,905,334)	46.8%
Net Income-Continuing Operation	11,337,521	13,781,728	(2,444,207)	(17.7)%
Income from Discontinued Operation	177,975	750,449	(572,474)	(76.3)%
Loss on disposition of discounted operations	(770,595)	0	(770,595)	N/A %
Net income	10,744,901	14,532,177	3,787,276	(26.1)%

For the fiscal year ended December 31, 2009:

Revenue Segment	Air tickets (YZL and CTE)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (XGN,FOI & STA**)	(%) of sector	Total
Revenue	17,509,195	17.89%	13,044,815	13.33%	67,321,542	68.78%	97,875,552
Cost of Services	2,726,424	4.16%	4,343,328	6.63%	58,432,674	89.21%	65,502,426
Gross Profit	14,782,771	45.66%	8,701,487	26.88%	8,888,868	27.46%	32,373,126
Gross Margin	84.43%		66.70%		13.20%		33.08%
Segment effect in Gross Margin (*)	15.10%		8.89%		9.08%		33.08%

For the fiscal year ended December 31, 2008(**):

Revenue Segment	Air tickets (YZL)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (XGN&FOI)	(%) of sector	Total
Revenue	12,333,527	18.74%	8,340,519	12.67%	45,147,792	68.59%	65,821,838
Cost of Services	1,166,155	2.69%	3,209,777	7.41%	38,936,894	89.90%	43,312,826
Gross Profit	11,167,372	49.61%	5,130,742	22.79%	6,210,898	27.59%	22,509,012
Gross Margin	90.54%		61.52%		13.76%		34.20%
Segment effect in Gross Margin (*)	16.97%		7.79%		9.44%		34.20%

(*) "Segment effect in Gross Margin" was calculated by multiplying "the percentage of the segment revenue over the total revenue" with "gross margin of the related sector". This outlines how each segment contributes to the total gross margin.
(**)Shenzhen Universal Travel Agency Co. Ltd and Chongqing Universal Travel E-Commerce Co., Ltd both began operations in June2009. Therefore they do not appear in the 2008 financial year figures

Revenue

We currently have three discrete lines of business and revenue, and each is carried out by one or two subsidiaries of the Company: (i) air-ticketing (Shenzhen Yu Zhi Lu Aviation Service Company Limited and Chongqing Universal Travel E-Commerce Co., Ltd), (ii) hotel reservations (Shanghai Lanbao Travel Service Company Limited), and (iii) packaged tours (Xi'an Golden Net Travel Serve Service Company Limited, Foshan Overseas International Travel Service Co., Ltd and Shenzhen Universal Travel Agency Co. Ltd). Operations of each segment are exclusive to the operations of the associated subsidiary company. For the year ended December 31, 2008, we also had air cargo agency services, which were operated by Shenzhen Speedy Dragon Enterprise Limited.

Revenue for fiscal year 2009 totaled $97,875,552 compared to $65,821,838 in the same period last year, reflecting a year over year increase of approximately 48.7%. The increase was attributable to both organic growth, as well as our expansion into, successful integration and cross selling of the Company’s diversified business segments related to packaged tours and hotel booking services through the acquisitions of Xi’an Golden Net Travel Service Company Limited, Shanghai Lanbao Travel Service Company Limited and Foshan Overseas International Travel Service Co., Ltd.

More specifically, revenue from air-ticketing was $17,509,195 for fiscal year 2009 compared to $12,333,527 for the fiscal year 2008, an increase of approximately 42.0%. This increase in revenue was primarily due to the successful integration and cross selling among our newly diversified business segments that increased the group’s competitiveness. It is also a result of successful integration of the Company’s acquisitions of various complementary business segments, the synergies among these segments and the consolidation of marketing channels among the subsidiaries in major domestic cities. Other factors attributable to this increase include the change of public holiday period pattern, the easing of foreign travel restrictions on October 29, 2008, as well as the reduction of air fuel surcharges due to lower global fuel prices in 2009, compared to 2008.

Revenue from hotel reservations was $13,044,815 for the fiscal year 2009 compared to $8,340,519 for the fiscal year 2008, an increase of approximately 56.4%. The revenue increase is attributable to SLB’s own organic growth during the fiscal 2009.  Our organic growth was driven by the successful integration and the synergies among our various business segments and also the consolidation of marketing channels among the subsidiaries in major domestic cities.

Revenue from packaged travel was $67,321,542 for the fiscal year 2009 compared to $45,147,792 for the fiscal year 2008, an increase of approximately 49.1%. The revenue increase is mostly attributable to the organic growth of XGN and FOI during the fiscal 2009. The growth in these two subsidiaries was driven by the successful integration, the synergies among segments and also the consolidation of marketing channels among the subsidiaries in major domestic cities.

Organic revenue growth played an important role in fiscal year2009. Since the average price of our travel products and commission rates were stable (and some of them were even slightly decreased during fiscal year 2009), we believe the greatest impact to our financial performance is from the growth of our business volume. Our increase in revenues in the past year reflects the development of the PRC domestic tourism market, and dynamics of our overall operating platform and synergies in our different business segments. Our innovative marketing mix and marketing strategies, our cost synergies of combining online services with traditional services, as well as the good integration of acquired businesses are all important factors contributing to our performance thus far. Management believes that these competitive advantages are sustainable in the long term.

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

Consolidated expenses such as stock-based compensation and corporate professional fees are not allocated to any segment as costs of sales. Instead, the Company disclosed these two numbers in Others (Corporate Expense) of its Segment Information footnote and these expenses were included in the selling, general, and administrative expenses.

               Our air-ticketing and hotel reservation have much higher gross margin than our packaged tour business primarily as our revenue from air-ticketing and hotel reservation are the commission we generated and our costs of service are mainly business taxes, systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial.

In comparison, costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, which all together are much substantial fixed overheads. The Company receives fees from providing domestic and cross-border travel tour our services.  The Company contracts with traffic service providers, accommodation providers and leisure service providers to purchase air tickets, train and coach tickets, accommodation and leisure or entertainment packages in bulk and then resell them to its customers with a mark-up.  Fees generated from packaged-tour are recognized on a gross basis in the statements of income, when the tour is completed, as the Company, generally, undertakes the majority of the business risk.  In addition, the Company acts as principal in relation to the packaged-tour services rendered or when tours are completed and collections are reasonably assured.

Costs of services for the year ended December 31, 2009 was $65,502,426 compared to $43,312,826 for the same period in 2008, an increase of 22,189,600, or approximately 51.2%. Consolidated gross margin for the year ended December 31, 2009 came in at 33.1%, compared to 34.2% for the same period last year. The major reason for this decline is that packaged tours, which have a lower profit margin , constituted to a higher proportion  of our total revenue.

Costs of services from air-ticketing was $2,726,424 for the year ended December 31, 2009, compared to $1,166,155 for the same period last year,  an increase of $1,560,269, or approximately 133.8%. The increase is mostly due to our reclassification of costs. Previously we had mistakenly allocated some direct costs to selling, general and administrative expenses.

Costs of services from hotel-reservation was $4,343,328 for the year ended December 31, 2009, compared to $3,209,777 for the same period last year,  an increase of $1,133,551, or approximately 35.3%. The increase is mostly due to our reclassification of costs. Previously we had mistakenly allocated some direct costs to selling, general and administrative expenses.

Costs of services from packaged-tour was $58,432,674 for the year ended December 31, 2009, compared to $38,936,894 for the same period last year,  an increase of $19,495,780, or approximately 50.1%. The increase is in tandem with the increase of revenues.

A detailed breakdown of cost of services by subsidiary is set forth below:

Shenzhen Yuzhilu Aviation Service Co., Ltd. (YZL)	2009	2008
Franchise system cost sharing	$17,901	$4,264
Staff salaries	436,076	345,519
Telecommunication expenses	64,609	29,866
Rental expenses	311,016	95,317
Utilities	16,755	12,875
Website maintenance	44,135	21,457
Depreciation and amortization	390,985	39,052
Business tax	888,639	617,805
Subtotal	$2,170,116	1,166,155

Shanghai Lanbao Travel Service Co., Ltd. (SLB)
Business Tax	$704,420	$448,973
Staff salaries and Staff welfare	75,799	43,165
Rental expenses	43,967	51,660
Telecommunication expenses	9,029	6,713
Utilities	6,523	5,585
Depreciation and amortization	3,698	3,965
Franchise commission paid	3,499,851	2,649,716
Subtotal	$4,343,287	$3,209,777

Foshan International Travel Service Co., Ltd. (FOI)
Depreciation and amortization	$11,949	$12,072
Cost of Services (Package Tours)	36,834,916	23,930,685
Subtotal	$36,846,865	$23,942,757

Xian Golden Net Travel Serve Services (XGN)
Depreciation and amortization	$830	$475
Cost of Services (Package Tours)	19,197,510	14,993,662
Subtotal	$19,198,340	$14,994,137

Chongqing Universal Travel E-Commerce Co., Ltd (CTE)
Opening fee	$69,813
Depreciation	96,868
Rental	24,261
Utilities	1,549
Website	3,001
Maintenance	559
Payroll	25,048
Business Tax	16,025
Subtotal	$237,124

Shenzhen Universal Travel Agency Co. Ltd (STA)
Depreciation and amortization	$79
Cost of Services (Package Tours)	2,706,615
Subtotal	$2,706,694

Total	$65,502,426	43,312,826

Gross Profit

Gross profit for the fiscal year 2009 was $32,373,126 compared to $22,509,012 for the fiscal year 2008, an increase of $9,864,114, or approximately 43.8%. The increase in gross profit partially reflects the Company’s success in implementing its online strategy, an increase in packaged tour services as a percentage of overall revenue and to a lesser degree, the rollout of our TRIPEASY Kiosks, which have relatively lower variable costs associated with it.

Gross profit in air-ticketing was $14,782,771 for the twelve months ended December 31, 2009, compared to $11,167,372 for the same period last year, an increase of approximately32.4%. Gross profit margin in this segment for the year ended December 31, 2009 was 84.4% compared to 90.5% for the same period 2008. The decrease in gross profit margin is mostly due to the reclassification of our costs. Some of the costs, which were directly associated with the generation of revenues and were mistakenly recognized in selling, general and administrative expenses, are now reclassified in the costs of services.

Gross profit in hotel reservations was $8,701,487 for the twelve month ended December 31, 2009 compared to $5,130,742 for the same period last year, an increase of $3,570,745, or approximately 69.6%. Gross profit margin in this segment for the year ended December 31, 2009 was 66.7% compared to 61.5% for the same period 2008, an increase of approximately 5.2%. The gross profit margin increase was mainly due to the increase in commission revenue as a result of increased reservation volume while our associated cost of services was increased to a lesser extent.  These factors together resulted in the significant increase in the gross profit of our hotel reservation business operated by SLB.

Gross profit in packaged travel was $8,888,868 for the twelve months ended December 31, 2009 compared to $6,210,898 for the same period 2008, an increase of $2,677,970, or approximately 43.1%. Gross profit margin in this segment for the year ended December 31, 2009 was 13.2%, compared to 13.8% for the same period 2008. This decline of gross profit margin is mostly due to the lower margin of some of our discounted packaged tour programs in the second half of 2009.  To promote our packaged tour business in the newly established Shenzhen Universal Travel Agency Co. Ltd., we initiated some marketing campaigns, including offering some discounts in certain packaged tour programs.  Some of the programs were less profitable or even not profitable. The decrease in net income reflects the overall lower profit margins of these programs. Management believes that the surrender of some profits to gain market share is line with our long term strategy, and believes the effect of this decline is short termed.

Consolidated gross margin for year ended December 31, 2009 came in at 33.1%, a 1.1% decrease from the 34.2% the Company posted in the same period last year. As discussed above, the slight decrease of gross profit is mostly due to the gross profit margin for packaged tour services.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the twelve months ended December 31, 2009 and 2008 are as follows:

	For the twelve months ended December 31,

	2009	2008

Business related tax	$494,335	$246,250

Salary and commission paid	3,273,212	2,626,906,

Professional fees	472,900	250,751

Marketing	191,230	148,903

Rent	289,320	190,212

Depreciation and amortization	185,870	7,212

Stock-based compensation	1,154,408	207,588

Other general and administrative expenses	2.143,304	914,081

Total	$8,204,579	$4,591,903

Selling, general and administrative expenses for fiscal year 2009 totaled $8,204,579 compared to $4,591,903 for fiscal year 2008, reflecting approximately 8.4% and 7.0% of total revenue, respectively. The increase is mostly due to the higher amortization of employee stock incentive plan. For the years ended December 31, 2009 and 2008, the Company recorded $1,154,408 and $207,588 as stock-based compensation expense and corporate professional fees, respectively. We also need to increase marketing and renting expenses to support our increased sales volume. In addition, we incurred extra professional fees, including but not limited to, application for listing in New York Stock Exchange and Amex, engagement of a third party consultant in addressing SEC comments, etc.

Interest Expenses

There was no interest expense for year 2009, compared to $106,163 for the fiscal year 2008.  This decrease was due to our repayment of a short term bank loan in August 2008.

Loss on change in fair value of derivative liabilities

          We incurred a loss on change in fair value of derivative liabilities of $6,832,168, which we were not required to recognize in fiscal year 2008, to mark to market for the increase in fair value of the 764,785 warrants we issued in August 28, 2008 . Since most of these warrants were exercised in the past quarters, we expect the loss would be immaterial in the future.

Net Income

Net income was $10,744,901 or 11.0% of revenue for the fiscal year 2009, compared to $14,532,177 or 22.1% of revenue for the fiscal year 2008.  The decrease in net income was mainly due to $6.8 million increase of non-cash loss on change in fair value of derivative liability, an increase of non-cash stock-based compensation expenses amounting to near ly$1.2 million, and loss of approximately $0.77 million from the disposition of discontinued operations, namely our cargo business.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalent

Cash and liquidity needs have been funded primarily through cash flows from operations, short-term borrowings, and a private investment of equity securities. At the end of December 31, 2009, cash and cash equivalents totaled $36,677,422, while working capital, current assets of $70,478,341 less current liabilities of $6,270,322 came in at $ $64,208,019. We believe that the funds available to us from operations are adequate to meet our operating needs in 2010. For the year ended December 31, 2009, net cash provided by operating activities was approximately $11,520,423, which resulted primarily from our organic operations and effective management of cash flow.

Capital expenditure

Total capital expenditure for the year 2009 was $5,705,910, which was mainly used to purchase fixed assets, primarily office equipments and leasehold improvement. Management may, from time to time, increase such expenditure to support new initiatives and developments such as the rollout of our  Kiosks.

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

Due to our rapid growth and expansion, our need for additional capital may arise, and management will seek to raise capital for the maintenance and expansion of our operations through the issuance of debt or equity if necessary. We are strategically expanding our business operations in Chongqing, the largest metropolis in Southwest China, and Xi’an, the largest metropolis in Northwest of China. Recently we also entered into Letters of Intent to acquire Huangshan Holiday Travel Service Company, Hebei Tianyuan Travel Agency and Zhengzhou Yulongkang Travel Service Company. To satisfy these capital needs, as well as to set up more TRIPEASY kiosks, we may incur additional capital expenditure.

We filed a Registration Statement on Form S-3 to register $50,000,000 worth of securities on August 7, 2009, which became effective on November 5, 2009. We then entered into a definitive subscription agreement with to sell to institutional investors an aggregate of 2,222,222 shares of its common stock at a price of $9.00 per share for net proceeds of approximately $19.0 million. The net proceeds of the financing would be used for identified acquisitions and for working capital. Brean Murray, Carret & Co., LLC acted as exclusive placement agent in connection with the offering. The sale of the common stock was closed on December 15, 2009.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route one	1 Penn Plaza
Iselin, New Jersey, 08830	36the Floor
732.855.9600	New York, NY 10119

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Universal Travel Group

We have audited the accompanying consolidated balance sheets of Universal Travel Group as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009.  We have also audited Universal Travel Group’s internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Travel Group’s management is responsible for these financial statements, for maintaining effective control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding on internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our audit.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

•	The Company’s policy documentation of all controls identified during their assessment and remediation process was incomplete.

•	Lack of technical accounting expertise among financial staff regarding US GAAP and the requirements of the PCAOB, and regarding preparation of financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements of the Company as of and for the year ended December 31, 2009.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Travel Group as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the three years ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the internal control criteria, Universal Travel Group did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our opinion on the effectiveness of internal control over financial reporting does not affect our opinion on the consolidated financial statements.

/s/Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants

New York, N.Y.
February 22, 2010

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,  2009 AND 2008
		12/31/2009	12/31/2008
	Note		Restatde
Assets
Cash and cash equivalents		$36,677,422	$15,720,182
Accounts receivable, net		17,321,174	8,991,849
Other receivables and deposits, net		257,907	62,547
Trade deposits	3	9,775,735	6,571,164
Advances	3	440,063	438,468
Escrow deposits	12	-	762,800
Prepaid expenses		216,727	312,409
Note receivable		1,711,392	-
Acquisition Deposits		4,077,921	-
Current assets held of discontinued operations		-	2,459,777
Total Current Assets		70,478,341	35,319,196

Property, plant & equipment, net		4,992,677	242,648
Intangible assets		339,240	307,335
Goodwill		9,896,270	9,896,270
Non-current assets held of discontinued operations		-	3,661,231
		15,228,187	14,107,484

Total Assets		$85,706,528	$49,426,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses		$2,615,730	$1,691,689
Customer deposits		2,000,117	1,039,942
Income tax payable		1,654,475	1,731,246
Current liabilities held of discontinued operations		-	562,931
Total Current Liabilities		6,270,322	5,025,808

Derivative liability	8	1,815,319	-

Total liabilities		8,085,641	5,025,808

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 16,714,457 and 13,873,969 issued and outstanding at December 31, 2009 2008, respectively		16,714	13,873
Additional paid in capital		37,671,645	15,861,116
Other comprehensive income	9	1,645,133	1,520,166
Statutory reserve		372,144	372,144
Retained earnings		37,915,251	26,633,573
Total Stockholders' Equity		77,620,887	44,400,872
Total Liabilities and Stockholders' Equity		$85,706,528	$49,426,680

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31,

	Note	2009	2008	2007
			(Restated)	(Restated)
Gross revenues,		$97,875,552	$65,821,838	$32,555,580
Cost of services		65,502,426	43,312,826	20,610,777
Gross Profit		32,373,126	22,509,012	11,944,803

Selling, general and administrative expenses		8,204,579	4,591,903	2,740,857

Income from operations		2,4168,547	17,917,109	9,203,946

Other income (expense)
Other expense		(87,853)	-	-
Loss on disposal of assets		(1,594)	(1,105)	-
Other income		11,431	8,402	25,105
Loss on change of fair value of derivative liabilities		(6,832,186)	-	-
Interest income		58,124	37,099	2,385
Interest expense		-)	(106,163)	(80,847)
Total other income (expense)		(6,852,078)	(61,767)	(53,356)
Income before income taxes–continuing operations		17,316,469	17,855,342	9,150,589

Provision for income taxes		5,978,948	4,073,614	1,641,950
Net income – continuing operations		11,337,521	13,781,728	7,508,639

Income from discontinued operations		177,975	750,449	1,187,254
Loss on disposition of discontinued operations		(770,595)
Net (loss) income from discontinued operation		(592,620)	750,449	1,187,254

Net Income		10,744,901	14,532,177	8,695,894

Net income per common share – continuing operations
Basic		$0 .80	$1.07	$0.67
Diluted		$0 .74	$1.07	$0.67
Net income per common share – discontinued operations
Basic		$(0.04)	$.06	$0.11
Diluted		$(0.04)	$.06	$0.11
Weighted average common shares outstanding
Basic		14,121,542	12,854,051	11,209,839
Diluted		15,318,460	12,854,051	11,209,839
Net income		$10,744,901	$14,532,177	$8,695,894
Other comprehensive income-foreign currency Translation		124,967	975,002	441,353
Comprehensive income		10,869,868	15,507,179	9,137,247

The accompanying notes are an integral part of these audited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31,

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$10,744,901	$14,532,177	$8,695,894
Add (deduct):
Net loss (income from discontinued operations	592,620	(750,449)	(1,187,254)
Income from continuing operations	11,337,521	13,781,728	7,508,640
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	813,272	61,737	82,074
Provision for doubtful accounts	204,788	137,024	42,900
Stock based compensation	1,154,409	207,588	945,903
Loss on change in fair value of derivative liabilities	6,832,186	-	-
Loss on asset disposal	1,594	1,105	-
(Increase) / decrease in assets:
Accounts receivable	(8,523,007)	(5,242,516)	(298,560)
Other receivable	(195,360)	1,090,398	(491,788)
Advances	(1,595)	178,393	1,214,697
Due from shareholder	-	1,444,818	496,287
Prepaid expenses	95,682	(304,111)	26,829
Trade deposits	(3,204,571)	(3,920,420)	(1,177,822)
Escrow deposits	762,800	(762,800)	-
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	924,041	(1,319,797)	(2,093,977)
Customer deposits	960,175	(92,943)	309,251
Income tax payable	(76,771)	1,139,224	24,685
Net cash provided by continuing operations	11,085,164	6,399,428	6,589,119
Net cash provided by discontinued operations	435,259	111,418	284,229
Net cash provided by operating activities	11,520,423	6,510,846	6,873,348

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(5,300,678)	(192,436)	(57,930)
Purchase of intangibles	(296,264)	(316,106)	-
Proceeds from collection of notes	1,062,019	-	-
Proceeds from asset disposals	-	663	-
Acquisition deposits	(4,077,921)	1,453,050	1,428,773
Paid for acquisition – net of cash acquired	-	-	(10,008,642)
Net cash (used in) provided by continuing operations	(8,612,844)	945,171	(8,637,799)
Net cash (used in) provided by discontinued operations	(1,035,125)	-	-
Net cash (used in) provided by Investing activities	(9,647,969)	945,171	(8,637,799)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)Proceeds of bank loan	-	(1,288,554)	1,288,554
Proceeds of equity financing	18,950,249	7,712,494	-
Proceeds of warrant exercise	9,570	-	-
Note payable – others	-	(1,576,750)	1,576,750
Net cash provided by financing activities	18,959,819	4,847,190	2,865,304
Effect of exchange rate changes on cash and cash equivalents	124,967	975,002	297,565

Net change in cash and cash equivalents	20,957,240	13,278,209	1,398,418
Cash and cash equivalents, beginning balance	15,720,182	2,441,973	1,043,555
Cash and cash equivalents, ending balance	$36,677,422	$15,720,182	$2,441,973

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$-	$106,163	$80,847
Income taxes	$6,055,719	$3,181,245	$1,450,924
Other non-cash transactions
Purchased goodwill	$-	$-	$(13,526,809)
Fair value of assets purchased less cash acquired	-	-	(2,178,333)
Acquisition financed with stock issuance	-	-	5,696,500
Acquisition paid for with cash – net of acquired	$-	$-	$(10,008,642)

Net assets sold of discontinued operations	$1,659,292
Goodwill attributable to sold discontinued operations	3,630,539
Notes received on disposition	(2,773,411)

Fair value of treasury stock received	(2,780,950)
Loss on pisposition	(770,595)
Net cash of discontinued operations	$(1,035,125)

The accompanying notes are an integral part of these audited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007

	Common Stock		Additional Paid In	Other Comprehensive	Retained	Statutory	Total Stockholders’
	Shares	Amount	Capital	Income	Earnings	Reserve	Equity

Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$1,520,166	$26,633,573	$372,144	$44,400,872
Restated
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009			(2,091,738)		536,777		(1,554,961)
Foreign currency translation adjustments				124,967			124,967
Stock based compensation – Net of warrants exercise	41,120	42	1,154,367				1,154,409
Fair market value Of treasury stock received and retired	(238,095)	(239)	(2,780,711)				(2,780,950)
Warrants exercised	811,941	813	6,571,017				6,571,830
Options exercised	3,300	3	9,567				9,570
Stock Subscription	2,222,222	2,222	18,948,027				18,950,249
Income for the year ended December 31, 2009					10,744,901		10,744,901

Balance December 31, 2009	16,714,457	16,714	37,671,645	1,645,133	37,915,251	372,144	77,620,887

Balance December 31, 2007	12,270,326	12,269	8,626,075	545,164	12,101,396	372,144	21,657,048
Restated
Foreign currency translation adjustments				975,002			975,002
Forfeited options			(683,437)				(683,437)
Stock based compensation			207,588				207,588
Equity financings	74,074	74	599,920				599,994
Equity financings	1,529,569	1,530	7,110,970				7,112,500
Income for the year ended December 31, 2008					14,532,177		14,532,177

Balance December 31, 2008	13,873,969	13,873	15,861,116	1,520,166	26,633,573	372,144	44,400,872

Balance December 31, 2006	10,150,000	10,150	352,313	103,811	3,442,473	-	3,908,747
Restated
Stock paid for acquisition	863,659	863	5,695,637				5,696,500
Foreign currency translation adjustments				441,353			441,353
Stock based compensation	1,256,667	1,256	1,582,144				1,583,400
Warrants issued			995,981				995,981
Reflect acquisition						335,173	335,173
Transfer to statutory reserve					(36,971)	36,971	-
Income for the year ended December 31, 2007					8,695,894		8,695,894

Balance December 31, 2007	12,270,326	$12,269	$8,626,075	$545,164	$12,101,396	$372,144	$21,657,048

The accompanying notes are an integral part of these audited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

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

On June 12, 2009, the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited. Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited adiscontinued operations. The Company is now engaged in the travel business, including airline ticketing, hotel reservation services and technological solutions to travel reservations, and tour planning and tour guide services.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi, however the accompanying audited consolidated financial statements have been translated and presented in United States Dollars.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Discontinued Operations (Continued)

The loss on disposal of Shenzhen Speedy Dragon Enterprises Ltd was as follows:

Consideration	$5,554,361
Goodwill attributable to sold Shenzhen Speedy Dragon Enterprises Ltd.	(3,630,539)
Net equity of Shenzhen Speedy Dragon Ltd.	(2,694,417)
Loss on disposition of discontinued operation	(770,595)

Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as discontinued operations. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to confirm with current year’s presentation of the discontinued operations. The following table summarized the operating result of the discontinued operations for the years ended December 31, 2009, 2008, and 2007 respectively:

	December 31,	December 31,	December 31,
	2009	2008	2007

Sales	$3,631,545	$10,937,573	$11,739,273

Cost of sales	(3,218,140)	(9,347,312)	(9,631,553)

Gross profit	413,405	1,590,261	2,107,720

Operating expenses	(190,989)	(637,774)	(710,346)
Income from discontinued operation before	222,416	952,487	1,397,374
Income tax	(44,441)	(202,038)	(210,119)
Net Income from discontinued operations	$177,975	$750,449	$1,187,255

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

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

Translation Adjustment

As of December 31, 2009 and 2008 the accounts of Universal Travel Group were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 220”). Transaction gains and losses are reflected in the income statement.

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
DECEMBER 31, 2009
(AUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Travel Group and its wholly owned subsidiaries Shenzhen Yuzhilu Aviation Service Co., Ltd., Shenzhen Speedy Dragon Enterprises Limited, Shanghai Lanbao Travel Service Co., Ltd., Xian Golden Net Travel Serve Services, Ltd., Foshan Overseas International Travel Service Co. Ltd., Chongqing Universal Travel E-Commerce Co., Ltd., Shenzhen Universal Travel  Agency Co., Ltd., and Full Power Enterprise Global Limited collectively referred to herein as the Company.  On June 12, 2009 the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited. Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as a discontinued operations. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to confirm with current year’s presentation of the discontinued operations.  All material inter-company accounts, transactions and profits have been eliminated in consolidation.

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
DECEMBER 31, 2009
(AUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $414,927 and $210,139 as of December 31, 2009 and 2008, respectively.

Description	Balance at beginning of year	Charged to expenses	Deductions	Balance at end of year
Allowance for doubtful receivables	$210,139	$204,788	$-	$414,927

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant & Equipment (Continued)

As of December 31, 2009 and  2008 Property, Plant & Equipment of consist of the following:

	December 31, 2009	December31, 2008Restated
Furniture & fixtures	$23,560	$18,247
Transportation equipment	150,232	143,332
Office equipment	4,146,637	360,145
Leasehold improvements	1,385,481	31,374
	5,705,910	553,098
Accumulated depreciation	(713,233)	(310,450)
	$4992,677	$242,648

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $548,913, $34,340, and $50,812, respectively, of which $494,022, $30,906, and $45,731 was included as part of cost of services for the years ended December 31, 2009, 2008, and 2007, respectively.

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with the Intangibles, Goodwill and other topic of the FASB Accounting Standard Codification (“ASC 350”), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of ASC 350, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase  price paid to acquire the reporting unit.  See Note 7, Purchase of Subsidiaries, for additional information regarding goodwill.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2009 and 2008, Goodwill consists of the following:

	December 31, 2009	December 31,2008
Shanghai Lanbao Travel Service Co., Ltd.	3,081,799	3,081,799
Foshan International Travel Service Co., Ltd.	6,049,576	6,049,576
Xian Golden Net Travel Serve Services Co.,Ltd	764,895	764,895
	$9,896,270	$9,896,270

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2009 and 2008 there were no significant impairments of its long-lived assets.

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

Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  On January 1, 2009, the warrants, under ASC 815, were reclassified from equity to derivative liability for the then relative fair market value of $2,091,738 and marked to market.  The value of the warrants decreased by $536,776 from the warrants issuance date to the adoption date of ASC 815, January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $2,091,738 to reclassify the warrants from equity to derivative liability and an increase in retained earnings of $536,776 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  For the year ended December 31, 2009, the Company recorded a loss on change in fair value of derivative liability of $6,832,186 to mark to market for the increase in fair value of the warrants during the year ended December 31, 2009.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

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

The Company determined the fair value of the reset provisions at December 31, 2009 was $1,815,319. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 120%, risk free rate: 2.69%, expected term: 3.66 years.

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

The Company had four types of revenue stream from its four lines of businesses, namely (i) air-ticketing (Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Universal Travel E-Commerce Co., Ltd.), (ii) hotel reservations (Shanghai Lanbao Travel Service Co., Ltd.), (iii) packaged tours (Foshan International Travel Service Co., Ltd., Xian Golden Net Travel Serve Services Co, Ltd. and Shenzhen Universal Travel Agency Co., Ltd.) and (iv) air cargo agency services (Shenzhen Speedy Dragon Enterprises Ltd.).  On June 12, 2009, the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Ltd. Accordingly the Company has accounted for Shenzhen Speedy Dragon Enterprise Ltd, its air cargo agency services as a discontinued operation (see Note 2 Discontinued Operations).  Effective June 12, 2009, the Company has three types of revenue stream from its current three lines of businesses.

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
DECEMBER 31, 2009
(AUDITED)

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

Packaged-tour

The Company receives fees from providing domestic and cross-boarder travel tour services.  The Company contracts with traffic service providers, accommodation providers and leisure service providers to purchase air tickets, train and coach tickets, accommodation and leisure or entertainment packages in bulk and then resell them to its customers with a mark-up.  Fees generated from packaged-tour are recognized on a gross basis in the statements of income, when the tour is completed, as the Company, generally, undertakes the majority of the business risk.  The Company is the primary obligor to pay the service providers upon rendering of those services.  In addition, the Company acts as principal related to the packaged-tour services rendered or when tour is completed and collections are reasonably assured.  Generally, the Company does not issue refund to its customers unless cancellation is due to its and or the service provider’s non-delivery of services. Historically, refunds and cancellations do not have a material impact on the Company’s consolidated financial statements in any accounting period.

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
DECEMBER 31, 2009
(AUDITED)

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

Consolidated costs such as stock-based compensation and corporate professional fees are not allocated to any segment. These costs are reported as general operating expenses in the Company’s Statements of Operations. For the years ended December 31, 2009, 2008, and 2007, such expenses amounted $2,393,958, $464,917 and $945,903.

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
DECEMBER 31, 2009
(AUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The Company’s intangible assets consist primarily of map of hotels and scenic spots used for marketing purposes, CRM systems software, and Organization cost of new companies. These definitive lived intangible assets are being amortized over their useful lives.  Expenditures of $296,264 and $316,107 were capitalized in 2009 and 2008 and will be amortized over a 3 year life.  The Company recorded amortization expense for definitive lived intangible assets of $264,359, $27,397 and $31,262 for the years ended December 31, 2009, 2008, and 2007, respectively. The Company will record approximately $138,073, $118,756, and $17,337 over the next three years, respectively.

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
DECEMBER 31, 2009
(AUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year ended December 31,
	2009	2008	2007
		Restated	Restated
Basic earnings from continuing operations per share:
Numerator:
Income from continuing operations used in computing basic earnings per share	$11,337,521	$13,781,728	$7,508,639
Income from continuing operations applicable to common shareholders	$11,337,521	$13,781,728	$7,508,639
Denominator:
Weighted average common shares outstanding	14,121,542	12,854,051	11,209,839
Basic earnings (losses) per share from continuing operations	$0.80	$1.07	$0.67
Diluted earnings (losses) per share from continuing operations:
Numerator:
Income (loss) from continuing operations used in computing diluted earnings (losses) per share	$11,337,521	$13,781,728	$7,508,639
Income (loss) from continuing operations applicable to common shareholders	$11,337,521	$13,781,728	$7,508,639
Denominator:
Weighted average common shares outstanding	14,121,542	12,854,051	11,209,839
Weighted average effect of dilutive securities:
Stock options and warrants	1,196,918	-	-
Shares used in computing diluted net income per share	15,318,460	12,854,051	11,209,839
Diluted earnings per share from continuing operations	0.74	1.07	0.67

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

	Year ended December 31,
	2009	2008	2007
		Restated	Restated
Basic losses(earnings) from discontinuing operations per share:
Numerator:
Income (loss) from discontinuing operations used in computing basic earnings per share	$(592,620)	$750,449	$1,187,255
Income (loss) from discontinuing operations applicable to common shareholders	$(592,620)	$750,449	$1,187,255
Denominator:
Weighted average common shares outstanding	14,121,542	12,854,051	11,209,839
Basic losses(earnings) earnings per share from discontinuing operations	$(0.04)	$0.06	$0.11
Diluted losses(earnings) per share from discontinuing operations:
Numerator:
Income (loss) from discontinuing operations used in computing diluted earnings (losses) per share	$(592,620)	$750,449	$1,187,255
Income (loss) from discontinuing operations applicable to common shareholders	$(592,620)	$750,449	$1,187,255
Denominator:
Weighted average common shares outstanding	14,121,542	12,854,051	11,209,831
Weighted average effect of dilutive securities:
Stock options and warrants	-	-	-
Shares used in computing diluted net income (loss) per share	14,121,542	12,854,051	11,209,831
Diluted losses(earnings) earnings per share from discontinuing operations	$(0.04)	$0.06	$0.11
Total net income (loss) per common share
Basic	$0.76	$0.06	$0.11
Diluted	0.70	0.06	0.11

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February, 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assets and Financial Liabilities’ – Including an Amendment of FABS Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, SFAS No 159 was superseded by the Financial Instruments Topic of FASB Accounting Standards Codification (“ASC 825”), the adoption of this accounting requirement has no effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”).  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). SFAS No 160 was superseded by the Consolidation Topic of FASB Accounting Standards Codification (“ASC 810”) The Company adopted SFAS 160 on January 1, 2009. The adoption of this statement had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No 161 was superseded by the Derivative and Hedging Topic of FASB Accounting Standards Codification (“ASC 815”).

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  SFAS No 162 was superseded by the General Accounting Principle Topic of FASB Accounting Standards Codification (“ASC 105”).

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, 05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. EITF No. 07-05 was superseded by the Derivative and Hedging Topic of FASB Accounting Standards Codification (“ASC 815”). Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has a material effect on the Company’s consolidated financial statements, please see note above under “Derivative Liability”.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

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

Note 3 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of December 31, 2009 and 2008 the Company had paid $9,775,735 and $6,571,164 as trade deposits respectively.

The following summaries the Company’s deposits outstanding by each of its subsidiaries and the nature and purpose of each deposit as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Shenzhen Yuzhilu Aviation Service Co., Ltd:
Deposit for tripeasy kiosks. The Company will record the asset and the related depreciation utilizing the straight-line method over 5 years for the kiosk at the time they are placed in service.	$1,465,592	$3,171,851
CRM System Design Deposit. The deposit with CRM System Design represents a prepayment for the design of the CRM system. The company will record the intangible asset and the related amortization utilizing the Straight-line method over 5 years at the time the system is operational and placed in service.	-	41,216
Deposit on Design fee for kiosks. Advance payments for design fees related to the kiosks will begin to record the amortization as they are placed in service as a percent of the expected total of 600 units.	-	103,479
Airlines Deposit. The deposits with the airlines are required in order to issue air-tickets. The deposits are fully refundable should the company decide to discontinue its air-ticket business.	2,811,004	674,277
Financial System Software Deopsit The deposit on the financial system software will be capitalized and amortized upon the implementation and operations of the system.	16,898
Airport Deposit These deposits are for the ability to market in the airports, and are netted against the monthly rental obligations to the airports.	8,508	21,631
Ticket Agency Deposit The deposits to ticket agencies are required in order for the company to issue other ticket agencies special fare tickets. The deposits are fully refundable should the company decide to discontinue business with other agencies.	1,100,158	1,096,170
Subtotal	$5,402,160	$5,108,624

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 3 – TRADE DEPOSITS AND ADVANCES (CONTINUED)

(Continued)	December 31, 2009	December 31, 2008
Foshan Overseas International Travel Service Co. Ltd.:
Deposit with Tour Companies The deposits with tour companies represent advances to tour companies. These deposits are required for co-operate travel agencies, and is deducted against tour payments. Any remaining deposits will be refunded to the company should the company decide to discontinue business with these agencies.	$969,261	$632,726
Advance payments with Tour Guides The deposits with tour guides represent advances for expenses while conducting the tour. These advances will be reclassified to cost of services at the conclusion of the tour and the tour guides provide the supporting documentation.	243,342	230,574
Subtotal	1,212,603	863,300
Xian Golden Net Travel Serve Services, Ltd.:
Deposit with Tour companies The deposits with tour companies, represent advances to co-operate travel agencies, and is deducted against tour payments. Any remaining deposits will be refunded to the company should the company decide to discontinue business with these agencies.	425,396	511,546
Deposit with Transportation Suppliers The deposits with transportation suppliers represent advances to transportation suppliers and are required for co-operate transportation suppliers. The advances are deducted against transportation payments. Any remaining deposits will be refunded to the company should the company decide to discontinue business with these agencies.	132,019	87,694
Subtotal	557,415	599,240
Chongqing Travel World E-Business Co., Ltd.
Ticket Agency Deposit The deposits to ticket agencies are required in order for the company to issue other ticket agencies special fare tickets. The deposits are fully refundable should the company decide to discontinue business with other agencies.	2,587,279	-
Subtotal	2,587,279	-
Shenzhen Universal Travel
Ticket Agency Deposit The deposits to ticket agencies are required in order for the company to issue other ticket agencies special fare tickets. The deposits are fully refundable should the company decide to discontinue business with other agencies.	16,278	-
Subtotal	16,278	-
Total	$9,775,735	$6,571,164

The Company has entered into a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operations and providing working capital funding. As of December 31, 2009 and December 31, 2008 the Company has advanced this company $440,063 and $438,468 respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 4 - COMPENSATED ABSENCES
Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 - INCOME TAXES

The Company through its subsidiary Shenzhen Yuzhilu Aviation Service Co..Ltd is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) the Company has a statutory rate of 25%. The following is a reconciliation of income tax expense for the three years ended December 31, 2009, 2008, and 2007.

	December 31,	December 31,	December 31,
	2009	2008	2007
Current	$5,978,948	$4,073,614	$1,641,950
Deferred	-	-	-
Total	$5,978,948	$4,073,614	$1,641,950

Note 6 – COMMITMENTS

The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $634,792, $339,032 and $184,552 for years ended December 31, 2000, 2008, and 2007, respectively. The Company has future minimum lease obligations as of December 31, 2009 as follows:

2010	$299,368
2011	220,551
2012	220,551
2013	150,493
2014	100,329
Total	$991,292

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
DECEMBER 31, 2009
(AUDITED)

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

The acquisition accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC810. The allocation of the purchase price is as follows:

Cash acquired	$17,800
Loans receivable	90,096
Loans shareholder	251,184
Property Plant & Equipment	22,995
Goodwill	3,630,539
Total assets acquired	4,012,614
Liabilities assumed
Accounts & Income Taxes payable	3,588
Other payable	9,026
Total	$4,000,000

The excess of purchase price over tangible assets acquired and liabilities assumed of $3,630,359 was recorded as goodwill. At the time of the acquisition no identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under ASC 805.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 7 – COMMON STOCK (CONTINUED)

Prior to the acquisition, Shenzhen Speedy Dragon Enterprises Limited prepared its financial statements under accounting principles generally accepted in the United States of America. Pursuant to a termination agreement dated June 12, 2009 between the Company and Shenzhen Speedy Dragon Enterprises Limited (see Note 2 Discontinued Operations), the Company transferred back its equity interest in Shenzhen Speedy Dragon Enterprises Limited on or before June 30, 2009 and the 238,095 shares of the Company’s common stock were returned from the sole shareholder of Shenzhen Speedy Dragon Enterprises Limited to the Company. The returned shares were canceled as of June 30, 2009.

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

The acquisition accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC 810. The allocation of the purchase price is as follows:

Cash acquired	$45,356
Accounts Receivable	142,462
Loans to Shareholder	1,075,504
Property Plant & Equipment	773
Goodwill	764,895
Total assets acquired	2,028,990
Liabilities assumed
Accounts & Income Taxes payable	131,875
Other payable	97,115
Total	$1,800,000

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 7 – COMMON STOCK (CONTINUED)

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

The acquisition accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with SFAS 94. The allocation of the purchase price is as follows:

Cash acquired	$28,510
Accounts Receivable	1,265,352
Loans to shareholders	178,665
Property Plant & Equipment	9,376
Goodwill	3,081,799
Total assets acquired	4,563,702
Liabilities assumed
Accounts & Income Taxes payable	566,809
Other payable	76,893
Total	$3,920,000

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 7 – COMMON STOCK (CONTINUED)

The excess of purchase price over tangible assets acquired and liabilities assumed of $3,081,799 was recorded as goodwill. At the time of the acquisition no identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under ASC 825.

Prior to the acquisition, Shanghai Lanbao Travel Services Co., Ltd. prepared its financial statements under accounting principles generally accepted in the United States of America.

Pursuant to a share exchange agreement, the Company issued 374,321 shares of newly issued shares of Common Stock and a promissory note to the former shareholders of Foshan Overseas International Travel Service Co., Ltd. The shares were valued at $3,346,500, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On September 20, 2007, the Company consummated the acquisition of a 100% interest in Foshan Overseas International Travel Service Co., Ltd. ("FOI") for a cash and stock transaction valued at approximately US$6.5 million in aggregate. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 374,329 newly issued shares of the Registrant’s common stock, immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $3,153,500 due immediately before the completion of the Share Exchange Transaction and payable no later than the first anniversary of the Merger Transaction. The obligation to pay the cash consideration is evidenced by two interest-free promissory notes between the Registrant and each of the FOI Shareholders.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 7 – COMMON STOCK (CONTINUED)

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

On August 28, 2008, Universal Travel Group (the “Company”) entered into a Securities Purchase Agreement with Access America Fund, LP, Chinamerica Fund LP, Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I. Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding, LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson (collectively, the “Buyers”) to sell to the Buyers 1,529,569 shares of common stock, par value $0.001 of the Company (“Common Stock”) and warrants to purchase 764,785 shares of Common Stock for an aggregate purchase price of $7,112,500 (the “Financing”). (See footnote 2, derivative liability)

On December 15, 2009, the Company closed a Subscription Agreements with certain investors to sell to them an aggregate of 2,222,222 shares of common stock of the Company, par value $0.001 (the “Shares”) for a purchase price of $9.00 per share and an aggregate purchase consideration of $19,999,998. In connection with the subscription the company paid fees and other costs pertaining to the agreement totaling $1,049,749. Net proceeds of the transaction were $18,950,249.  The offer and sale of the Shares were made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333- 161139) initially filed with the Securities and Exchange Commission on August 7, 2009 and amended on November 2, 2009. The Registration Statement was declared  effective on November 5, 2009.

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
DECEMBER 31, 2009
(AUDITED)

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

On January 20, 2009, pursuant to the Securities Purchase agreement entered into on August 28, the Company enacted the Universal Travel Group 2009 Incentive Stock Option Plan entitles the grant of up to 2,200,000 shares of common stock of Universal Travel Group, par value $0.001 to certain employees of the Company either as stock or stock options, and the subsequent exercise of any stock options.  The options are exercisable until January 19, 2019, with a vesting period of six years. Average purchase price for the options is $3.73 per share. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.  The total fair market value at grant date is $5,483,865. On July 23, 2009 3,300 were exercised at $2.90.

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

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to, ASC 718, the Company recorded a service period expense of $11,544,409 for the year ending December 31, 2009. During 2009, 766,667 employee options were exercised, under cashless exercise provision. The company issued 576,372 shares of common stock.

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2008	55,555	$4.56-11.25	7.69-8.75yrs	-
Granted in 2009	2,200,000	$2.70-3.84	9.31yrs	-
Granted in 2009	115,000	$8.82	9.92yrs
Exercised in 2009	(3,300)	$-	-	-
Cashless exercise in 2009	(766,667)	$
Outstanding, December 31, 2009	1,600,588	$-	-	-

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 8 – STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

Pursuant to the Securities Purchase Agreement entered into On August 28, 2008, the Company issued warrants to purchase 764,786 shares of Common Stock. The unit purchase price was $4.65 per Common Share and a related Warrant for the purchase of one-half a Common Share, times the number of Common Shares purchased. Market Value of the Company’s stock on August 28, 2008 was $4.05. Each warrant has an Exercise Price of $8.13 and a term of 5 years from the date of issuance.  The Company measured and recognized an aggregate of $2,091,738 of the proceeds to additional paid in capital upon issuance of these warrants. The terms of the warrants provide for an adjustment to the exercise price of these warrants if the company closes on the sale or issuance of common stock at a price which is less than the exercise price then in effect for these warrants. Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On January 1, 2009, the warrants were reclassified from equity to derivative liability for the  relative fair market value and marked to market (see Note 2 Derivative Liability).  On August 20, 2009 322,580 warrants valued at $3,398,135 as of that date, were exercised under the cashless exercise provisions of the warrants. The Company issued 132,251 shares of common stock. On October 15, 2009, 215,054 warrants valued at $2,888,495 as of that date were exercised under the cashless exercise provision of the warrants. The company issued 103,318 shares of common stock.

Note 9 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of December 31, 2009 and 2008 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance December 31, 2007	$545,164	$545,164
Changes for year ended December 31, 2008	975,002	975,002
Balance December 31, 2008	1,520,166	1,520,166
Changes for year ended December 31, 2009	124,967	124,967
Balance at December 31, 2009	$1,645,133	$1,645,133

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
DECEMBER 31, 2009
(AUDITED)

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

As of December 31, 2009 $337,200 has been prepaid out of this escrow account in connection with the public and investor relations campaign for services covering a one year period. This prepayment is being amortized accordingly. Remaining balance was released to the Company during the year  ended December 31, 2009.

The Company agreed that it would deposit $600,000 of the proceeds in escrow under the Escrow Agreement, to be released only upon the dual signatures of the Chief Executive Officer of the Company and the representative of the Buyers designated in the Escrow Agreement following the engagement of a Chief Financial Officer. During the year ended December 31. 2009, $600,000 was released from escrow to the Company.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 13 -   SEGMENT INFORMATION (CONTINUED)

The following tables’ present summarized information by segment:

	Air Ticketing	Hotel Reservation	Package Tours	Other	Total
	Year Ended December 31, 2009
Sales, net	$17,509,195	$13,044,815	$67,321,542	$-	$97,875,552
Cost of sales	$2,726,424	$4,343,328	$58,432,674	$-	$65,502,426
Gross profit	$14,782,771	$8,701,487	$8,888,868	$-	$32,373,126
Income from operations	$10354,596	$8,435,273	$7,772,637	$(2,393,958)	$24,168,547
Depreciation & Amortization	$793,981	$4,156	$15,135	$-	$813,272
Asset Expenditures	$5,384,851	$-	$1,101	$-	$5,385,952
Total assets	$59,244,855	$4,796,028	$17,821,561	$3,844,084	$85,706,528
	Year Ended December 31, 2008
Sales, net	$12,333,527	$8,340,519	$45,147,792	$-	$65,821,838
Cost of sales	$1,166,155	$3,209,777	$38,936,894	$-	$43,312,826
Gross profit	$11,167,372	$5,130,742	$6,210,898	$-	$22,509,012
Income from operations	$7,839,219	$5,032,193	$5,510,614	$(464,917)	$17,917,109
Depreciation & Amortization	$43,391	$4,405	$13,941	$-	$61,737
Asset Expenditures	$184,415	$-	$8,021	$-	$192,436
Total assets	$24,303,306	$7,402,560	$10,143,194	$7,576,620	$49,426,680
	Year Ended December 31, 2007
Sales, net	$16,760,039	$2,383,129	$13,412,412	$-	$32,555,580
Cost of sales	$8,048,074	$1,014,577	$11,548,126	$-	$20,610,777
Gross profit	$8,711,965	$1,368,552	$1,864,286	$-	$11,944,803
Income from operations	$7,170,695	$1,396,557	$1,582,597	$(945,903)	$9,203,946
Depreciation & Amortization	$65,161	$4,363	$12,550	$-	$82,074
Asset Expenditures	$26,376	$2,513	$4,304	$-	$33,193
Total assets	$17,797,460	$2,597,624	$6,549,078	$2,980,737	$29,924,899

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 14 -   SUBSEQUENT EVENTS

On December 17, 2009, the company announced that it has entered into a Letter of Intent to acquire Huangshan Holiday Travel Service Company (“Huangshan Holiday”) for RMB 20 million (approximately $2.9 million), 80% of which shall be paid in cash and 20% in shares of common stock of the Company. The purchase consideration may be subject to adjustment after completion of due diligence on Huangshan Holiday by the Company. The Company has already deposited $1,173,502 toward the completion of this agreement, which is in acquisition deposits on the balance sheet as of December 31, 2009.

On January 19, 2010, the company announced that it has entered into a Letter of Intent to acquire Hebei Tianyuan Travel Agency (“Tianyuan”) for RMB 29 million (approximately $4.2 million), 80% of which shall be paid in cash and 20% of the consideration in shares of the Company’s common stock. The purchase consideration may be subject to adjustment after completion of acquisition audit on Tianyuan by the Company. The Company has already deposited $1,466,878 toward the completion of this agreement, which is in acquisition deposits on the balance sheet as of December 31, 2009.

On January 26, 2010, the company announced that it has entered into a Letter of Intent to acquire Zhengzhou Yulongkang Travel Service Company (“Zhengzhou Yulongkang”) for RMB 39 million (approximately $5.7 million), 90% of which to be paid in cash and 10% of the purchase consideration in shares of the Company’s common stock. The purchase consideration may be subject to adjustment after the completion of acquisition audit on Zhengzhou Yulongkang by the Company. The Company has already deposited $1,437,541 toward the completion of this agreement, which is in acquisition deposits on the balance sheet as of December 31, 2009.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Jiangping Jiang, the Company’s chief executive officer, and Yizhao Zhang, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2009. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.   The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).    Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s  financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Jiangping Jiang, the Company’s chief executive officer, and Yizhao Zhang, the Company’s chief financial officer. Based on its assessment, the Company’s management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is not effective for the following reasons:

a.	1.The Company’s policy documentation of all controls identified during its assessment and remediation process was incomplete.

b.	2. Lack of technical accounting expertise among financial staff regarding US GAAP and the requirements of the PCAOB, and regarding preparation of financial statements.

We plan to take the following steps to remediate the significant deficiencies in internal control over financial reporting that are identified above.

a.	1. Complete internal control documentation of all controls identified during the Company’s assessment and remediation process

b.	2. Provide training to accounting staff on U.S. GAAP.

Our independent registered public accounting firm, Acquavella, Chiarelli, Shuster, Berkower & Co., LLP, who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of the date of this prospectus. All our officers and directors, except for Lawrence Lee, are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

The following table sets forth certain information concerning our directors and executive officers:

Directors and Executive Officers	Position/Title	Age

Jiangping Jiang	Chief Executive Officer, Chairman	48

Yizhao Zhang	Chief Financial Officer	40

Jing Xie	Secretary and a director	28

Hujie Gao	Vice President of Corporate Finance and a director	29

Jiduan Yuan	Director	65

Lizong Wang	Director	45

Liquan Wang	Director	38

Lawrence Lee	Director	45

The following is a summary of the biographical information of our directors and officers:

Jiangping Jiang, 48, has been serving as our Chairwoman and Chief Executive Officer since July 12, 2006. Prior to founding the Yu Zhi Lu Aviation Service Company, in 1998, Jiangping Jiang held positions in the airline industry and in government. From 1991 to 1998, she was the manager of Shenzhen International Airlines Agency. From 1982-1991, she served as a member of the Chongqing municipal government planning committee. From 1979 to 1982, she was employed by Chengdu airport.

Yizhao Zhang, 40, was appointed to serve as our chief financial officer on August 17, 2009. He joined us as our independent director and audit chairman on June 24, 2008. Mr. Zhang has over 13 years of experience in accounting and internal control, corporate finance, and portfolio management.  Previously, Mr. Zhang held senior positions in Energoup Holdings Corporation(OTC BB：ENHD), Shengtai Pharmaceutical Inc. (OTC BB:SGTI), Chinawe Asset Management Corporation (OTC BB: CHWE),  and China Natural Resources Incorporation (NASDAQ CM: CHNR). He is also an independent non-executive director of China Green Agriculture Inc. (NYSE: CGA), China Education Alliance, Inc. (NYSE: CEU) and Kaisa Holdings Group (HK: 1638), respectively. Previously Mr. Zhang had experiences in portfolio management and asset trading in Guangdong South Financial Services Corporation from 1993 to 1999.He is a certified public accountant of the state of Delaware, and a member of the American Institute of Certified Public Accountants (AICPA). Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received an MBA degree with financial analysis and accounting concentrations from the State University of New York at Buffalo in 2003.

Jing Xie, 28, has been serving as our director and Secretary since December 29, 2006.  From March 2005 to December 29, 2006, he served as a Deputy General Manager of Shenzhen Yu Zhi Lu Aviation Service Company Limited. Mr. Xie has a Doctor of Business Administration from People's University of China; and he graduated from Economics & Business Faculty, University of Sydney, located in Sydney, Australia, with a Bachelor of Commerce degree, major in Accounting and E-Commerce in 2005. Mr.Xie is also a member of Association of Credited Chartered Accountants.

Hujie Gao, 29, has been our Vice President of Corporate Finance since 2005. From 2002 – 2005, he was a Senior General Accountant for Hubei Da Xin Accounting firm.  Mr. Gao is experienced in many different industries, having audited several Chinese public companies, including Shandong Yanfa Industry, Lu Neng Tai Shan Group, and etc.   Mr. Gao has a Bachelor of Economics from Wuhan University.

Jiduan Yuan, 65, is a postgraduate, senior economist and an expert with the China Civil Aviation. From 1965 to 1992 Mr. Yuan worked in the Guangzhou Civil Aviation Management Bureau, holding the positions of Transportation Service Director and Vice Chief Economist. From 1992 to 1999 he worked in the South Center Aviation Management Bureau, where his positions included Enterprise Management Director, Communist Committeeman and Vice President.

Lizong Wang, 45,  is an experienced strategic consultant with over 10 years of experience as an independent director for numerous companies, whose expertise encompasses leadership and advisory services to business and political organizations. Currently, he serves as an independent director of the Rui De Feng Agrochemical Company, Ltd. and 3NOD Co., Ltd., the first KOSDAQ Chinese company. Since 2001, he has also been serving as Secretary General of Guangdong High Tech Industry Chamber of Commerce, Deputy Secretary General of Guangdong Private Enterprise Cultural Association, and Deputy Secretary General of Shenzhen Tax Administration. In these positions, his responsibilities include providing information, financial consulting, fundraising techniques, and investment services to more than 6,000 members.

Liquan Wang, 38, has an MBA, is a Certified Public Accountant and Senior Partner of Shenzhen Hongxin CPA. Mr. Wang is an expert in General Financial Administration and building of complete and cost effective internal control systems. He has extensive executive experience in corporate strategy, budgeting and tax administration. From August 1994 to January 1999 he served as an accountant and vice head of the financial department at Liaoning Industrial Manufacture Projecting Co., Ltd. (Shanghai Stock Exchange: 600758). From February 1999 to April 2004 he served as financial manager of Shenzhen Guisu Enterprise Development Co., Ltd. (Shanghai Stock Exchange: 600722). From May 2004 to date Mr. Wang has been a Partner of Shenzhen Hongxin CPA.

Lawrence Lee, 45, was appointed as our independent director and new audit chair on August 17, 2009. Mr. Lee is currently the managing director of the Boardroom Advisors Company Limited, a financial advisory firm. Mr. Lee served as chief financial officer of Synutra International, Inc. a NASDAQ-listed company, from October 1, 2007 to November 15, 2009. From August 1, 2004 to September 30, 2007, Mr. Lee was vice president and chief financial officer of Kasen International Holdings Limited, a public company listed on the Hong Kong Stock Exchange. Prior to that, Mr. Lee served as chief financial officer at Eagle Brand Holdings Limited, a company listed on the Singapore Stock Exchange. Mr. Lee’s experience also includes serving as a financial controller at the Korean division of Exel Plc, and serving as a senior auditor at Waste Management Inc.’s international department in London. Mr. Lee is an fellow member of the Association of Chartered Certified Accountants (ACCA). Mr. Lee received a bachelor’s degree in management and engineering from Beijing Institute of Technology, a master’s degree in economics from Renmin University of China, and a master’s degree in accounting and finance from the London School of Economics.

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

Save as otherwise reported above, none of our directors hold directorships in other reporting companies.

There are no family relationships among our directors or officers.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

Our board of directors established an audit committee in May 2007. The audit committee is responsible for (i) recommending independent accountants to the Board, (ii) reviewing our financial statements with management and the independent accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent accountants with regard to the adequacy of internal accounting controls.    Our audit committee members are Lawrence Lee, Jiduan Yuan and Liquan Wang.

Our board of directors has determined that it has an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Lawrence Lee. The directors who serve on the audit committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. Our Board of Directors has adopted a written charter for the Audit Committee. The Charter is available on our website at http://cnutg.ir.stockpr.com/governance-documents.

Compensation Committee

Our board of directors established a compensation committee in June 2008.

The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans. The members of the compensation committee currently are Jiduan Yuan, Lizong Wang and Liquan Wang with Liquan Wang as its chairman. The members of our compensation committee or their affiliates did not provide additional service to the Company or its affiliates in an amount in excess of $120,000 during the Company’s fiscal year ended December 31, 2009.

Our board of directors has adopted a written compensation committee charter.  The charter is available on our website at http://cnutg.ir.stockpr.com/governance-documents. The directors who serve on the compensation committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers.

Nominating Committee

Our board of directors established a nominating committee in June 2008.

The purpose of the nominating committee of the board of directors is to assist the board of directors in identifying and recruiting qualified individuals to become board members and select director nominees to be presented for board and/or stockholder approval. The nominating committee will be involved evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally. The members of the nominating committee currently are Lizong Wang, Jiduan Yang and Liquan Wang and Lizong Wang is the chairman of the nominating committee.

The directors who serve on the nominating committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. The nominating committee has a written charter. The charter is available on our website at http://cnutg.ir.stockpr.com/governance-documents. The nominating committee will consider qualified director candidates recommended by stockholders if such recommendations for director are submitted in writing to our Secretary at Universal Travel Group, 5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, People’s Republic of China 518000, provided such recommendation has been made in accordance with the relevant by-laws.

At this time, no additional specific procedures to propose a candidate for consideration by the nominating committee, nor any minimum criteria for consideration of a proposed nomination to the board, have been adopted.

Code of Ethics

We have adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethics is currently available on our website.

The board and its committees held the following number of meetings during the fiscal year of 2009:

Board of Directors	2
Audit Committee	2
Compensation Committee	3
Nominating Committee	3

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2009.

Board Leadership Structure and Role in Risk Oversight

Jiangping Jiang is our chairwoman and chief executive officer. Lawrence Lee, the chairman of audit committee, is our Lead independent director. The board’s role in the risk oversight of the Company includes, among other things:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing and approving all proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2009, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis except Jiangping Jiang was late in filing a Form 4, Jing Xie was late in filing a Form 3, Liquan Wang was late in filing a Form 3, Jiduan Yuan was late in filing a Form 3, Lizong Wang was late in filing a Form 3, and Lawrence Lee was late in filing a Form 3.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended
December 31, 2009 and 2008 in their capacity as such officers.  Ms. Jiang who is also the Chairwoman and director of the Company receives  no additional compensation for her services in her capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiangping Jiang	2009	$9,230	$1,411	—	$796,048	—	—	—	$806,689
Chief Executive Officer	2008	$9,230	$1,411	—	—	—	—	—	$10,641
(principal executive officer)
Hujie Gao	2009	$5,384	$461	—	$1,321	—	—	—	$7,166
Vice President of Corporate Finance (1)	2008	$5,384	$461	—	—	—	—	—	$5,845
Jing Xie	2009	$11,034	$849	—	$3,961	—	—	—	$15,844
Secretary and a director (principal financial officer) (1)(2)	2008	$11,034	$849	—	—	—	—	—	$11,883
Yizhao Zhang	2009	$56,000	$0		$172,201				$228,201
Chief Financial Officer (principal financial officer)(2)	2008	$14,000	$0		$38,594				$52,594

(1)	Mr. Jing Xie assumed the position of Chief Financial Officer with effect from February 17, 2009.
(2)	On August 17, 2009, Jing Xie resigned as our Chief Financial Officer. On the same date, our Board of Director appointed Yizhao Zhang to serve as our Chief Financial Officer with immediate effect.

Outstanding Equity Awards at 2009 Fiscal Year End

In January 2009, we adopted the Universal Travel Group 2009 Incentive Stock Plan.  On January 20, 2009, we issued options to purchases 2,000,000 shares of common stock to our Chief Executive Officer, Ms. Jiangping Jiang at an exercise price of $3.84.  The remaining options to purchase 200,000 shares of common stock were issued on the same date to various employees at an exercise price of $2.70.  The term of each option was for 10 years.  The options vest in six annual equal installments. As part of this equity incentive plan, the Company registered with the SEC 2,200,000 shares of its common stock, at a proposed maximum offering price of $2.67 per share. None of these equity awards were outstanding and no other equity awards were issued as of the fiscal year ended December 31, 2009.

Employment Agreements

Mr. Zhang’s compensation as our Chief Financial Officer is set forth in an employment agreement between Mr. Zhang and us dated August 17, 2009.  Under that agreement, Mr. Zhang  will receive an annual salary of $80,000 and an option to purchase 105,000 shares of common stock of Company at an exercise price equivalent to the closing price per share of common stock on the date of the grant, which option shall vest in one-third installments over three years.  As an additional incentive to Mr. Zhang, we have agreed that all his options to purchase 100,000 pre-reverse split shares of the Company (33,334 post reverse split) granted to him as compensation for being a director of the Company shall become immediately exerciseable provided always that he shall still serve in the position of Chief Financial Officer of the Company at the time of exercise of this option. Either party may terminate the employment by giving no less than 30 days’ notice.  Mr. Zhang shall also be entitled to medical, health and dental insurance.

Our former Chief Financial Officer, Mr. Jing Xie’s appointment as our Chief Financial Officer is set forth in an employment agreement between Mr. Xie and us dated February 17, 2009.  Under that agreement, Mr. Xie was to receive compensation consisting of the following: (i) an annual salary of $30,000, (ii) eligibility to receive bonus compensation and stock options or other equity-based incentives as the discretion of the compensation committee of the Board of Directors, and (iii) medical and dental insurance, (iv)social insurance.

Apart from the abovementioned, there are no current employment agreements between the Company and its executive officers. Our executive officers have agreed to work without remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to the officer and compensate the director for participation.

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

Director Compensation

On January 20, 2009, Mr. Jiduan Yuan and Mr. Lizong Wang were each granted options to purchase 33,333 shares of our common stock and Mr Liquan Wang was granted options to purchase 10,000 shares of our common stock under the Universal Travel Group 2009 Incentive Stock Plan.  The options have an exercise price of $2.70 and a term of 10 years. The options vest in six annual equal installments.  However, in the event (i) the Company reports an after tax Net Income of $14,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2008, then options to purchase one-third of the shares granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options rateably, (ii)  the Company reports an after tax Net Income of $18,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2009, then options to purchase another one-third of the shares  granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options rateably and (iii) the Company reports an after tax Net Income of $22,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2010, then options to purchase another one-third of the shares granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his options rateably.

On August 17, 2009, Mr. Yizhao Zhang resigned as our director. Mr. Yizhao Zhang’s compensation as director of the Company is set forth in an appointment letter with the Company dated June 24, 2008, pursuant to which he was paid a monthly fee of $2,000. He had also been granted options to purchase a total of 33,333 shares of common stock of the Company, par value $0.001 at $4.56 per share. Options to purchase 11,111 shares may be exercised immediately, options to purchase an additional 11,111 shares may be exercised commencing July 1, 2009, and options to purchase the remaining 11,111 shares may be exercised commencing July 1, 2010, provided that in the case of the options to vest in 2009 and 2010 Mr. Zhang was still a director of or otherwise engaged by the Company. The options may be exercised until July 1, 2018.

On August 17, 2009, Mr. Lawrence Lee was appointed as our director. Mr. Lawrence Lee’s compensation as director of the Company is set forth in an appointment letter with the Company dated August 17, 2009. He will be paid a monthly fee of $2,000. He will also be granted an option to purchase 10,000 shares of common stock of Company at an exercise price equivalent to the closing price per share of common stock on the date of the grant. Such option shall be exercisable one year from the date of grant and may be exercised until August 2019, provided that Mr. Lee was still a director of or otherwise engaged by the Company.

The following table sets forth a summary of compensation paid to our directors in their capacity as directors during the fiscal year ended December 31, 2009:

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer  and (iv) all executive officers and directors as a group as of  March 2, 2010.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock (1)

Owner of More than 5% of Class

Common Stock	FMR LLC 82 Devonshire Street, Boston, Massachusetts 02109	2,244,117	(2)	13.43%

Directors and Executive Officers

Common Stock	Jiangping Jiang 5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, People’s Republic of China 518000	4,498,246	(3)	26.91%

Common Stock	Yizhao Zhang 5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, People’s Republic of China 518000	23,334	(4)	*

Common Stock	Jing Xie 5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, People’s Republic of China 518000	5,482	(5)	*

Common Stock	Hujie Gao 5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, People’s Republic of China 518000	1,541	(6)	*

Common Stock	Jiduan Yuan 5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, People’s Republic of China 518000	9,137	(7)	*

Common Stock	Lizong Wang 5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, People’s Republic of China 518000	9,137	(8)	*

Common Stock	Liquan Wang 5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, People’s Republic of China 518000	2,741	(9)	*

Common Stock	Lawrence Lee 9784 Athletic Way Gaithersburg, MD20878	0	(10)	*

	Officers and Directors as a group	4,550,818		27.23%

*Represents less than 1%

(1) In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on February 24, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on February 24, 2010 (16,714,457), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2) With respect to information relating to FMR LLC, the Company has relied on information supplied by such entity and Edward C. Johnson 3d on an amended Schedule 13G filed with the SEC on February 16, 2010. According to such amended Schedule 13G, FMR LLC and Edward C. Johnson 3d may be deemed to beneficially own 2,244,117 shares of the Company’s common stock, each with the sole power to dispose or to direct the disposition of 2,244,117 shares of the Company’s common stock and sole power to vote or to direct the vote of 843,409 shares of the Company’s common stock. FMR LLC may be deemed to beneficially own such shares of the Company’s common stock through FMR LLC’s subsidiaries and affiliated entities that serve as investment advisors and/or investment managers to various investment companies or institutional accounts. Members of the family of Edward C. Johnson 3d, the Chairman of FMR LLC, are the predominant owners of FMR LLC.

(3) The shares reflected as beneficially owned by Jiangping Jiang represents (i) 4,000,000 shares of common stock held by Jiangping Jiang and (ii) 498,246 shares of common stock acquired upon her cashless exercise of certain options. Jiangping Jiang was issued an option to purchase the 2,000,000 shares of the Company’s common stock pursuant to the Company's 2009 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of January 20, 2009. The option shall become exercisable during the term of the Jiangping Jiang's employment in six (6) equal annual installments of 333,333 shares each (save for the last installment of 333,335 Shares), the first installment to be exercisable on the first anniversary of the date of this option, with additional installments becoming exercisable on each of the successive periods following the initial vesting date; provided, however, that this vesting schedule shall be subject to the acceleration provisions described  in footnote 11 below. On October 15, 2009, Jiangping Jiang received 498,246 shares of common stock upon the cashless exercise of her option to purchase 666,666 shares of common stock.

(4) On October 15, 2009, Yizhao Zhang received 23,334 shares of common stock upon cashless exercise of his options to purchase 33,334 shares granted to him as compensation for being a director of the Company. Following the exercise, Yizhao Zhang continues to hold an option to purchase 105,000 shares of common stock granted to him as chief financial officer at an exercise price of $8.82, which option shall vest in one-third installments over three years.

(5)Jing Xie was issued an option to purchase the 20,000 shares of the Company’s common stock pursuant to the Company's 2009 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of January 20, 2009. The option shall become exercisable during the term of the Jing Xie’s employment in six (6) equal annual installments of 3,333 shares each (save for the last installment of 3,335 Shares), the first installment to be exercisable on the first anniversary of the date of this option, with additional installments becoming exercisable on each of the successive periods following the initial vesting date; provided, however, that this vesting schedule shall be subject to the acceleration provisions described  in footnote 11 below. On October 15, 2009, Jing Xie received 5,482 shares of common stock upon the cashless exercise of her option to purchase 6,666 shares of common stock.

(6)Hujie Gao was issued an option to purchase the 10,000 shares of the Company’s common stock pursuant to the Company's 2009 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of January 20, 2009. The option shall become exercisable during the term of the Hujie Gao’s employment in six (6) equal annual installments of 1,666 shares each (save for the last installment of 1,670 Shares), the first installment to be exercisable on the first anniversary of the date of this option, with additional installments becoming exercisable on each of the successive periods following the initial vesting date; provided, however, that this vesting schedule shall be subject to the acceleration provisions described  in footnote 11 below. On October 15, 2009, Hujie Gao received 2,741 shares of common stock upon the cashless exercise of his option to purchase 3,333 shares of common stock.

(7)Jiduan Yuan was issued an option to purchase the 33,333 shares of the Company’s common stock pursuant to the Company's 2009 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of January 20, 2009. The option shall become exercisable during the term of the Jiduan Yuan's employment in six (6) equal annual installments of 5,555 shares each (save for the last installment of 5,558 Shares), the first installment to be exercisable on the first anniversary of the date of this option, with additional installments becoming exercisable on each of the successive periods following the initial vesting date; provided, however, that this vesting schedule shall be subject to the acceleration provisions described  in footnote 11 below. On October 15, 2009, Jiduan Yuan received 9,137 shares of common stock upon the cashless exercise of his option to purchase 11,111 shares of common stock.

(8)Lizong Wang was issued an option to purchase the 33,333 shares of the Company’s common stock pursuant to the Company's 2009 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of January 20, 2009. The option shall become exercisable during the term of the Lizong Wang’s employment in six (6) equal annual installments of 5,555 shares each (save for the last installment of 5,558 Shares), the first installment to be exercisable on the first anniversary of the date of this option, with additional installments becoming exercisable on each of the successive periods following the initial vesting date; provided, however, that this vesting schedule shall be subject to the acceleration provisions described  in footnote 11 below. On October 15, 2009, Lizong Wang received 9,137 shares of common stock upon the cashless exercise of his option to purchase 11,111 shares of common stock.

(9)Liquan Wang was issued an option to purchase the 10,000 shares of the Company’s common stock pursuant to the Company's 2009 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of January 20, 2009. The option shall become exercisable during the term of the Liquan Wang’s employment in six (6) equal annual installments of 1,666 shares each (save for the last installment of 1,670 Shares), the first installment to be exercisable on the first anniversary of the date of this option, with additional installments becoming exercisable on each of the successive periods following the initial vesting date; provided, however, that this vesting schedule shall be subject to the acceleration provisions described  in footnote 11 below. On October 15, 2009, Liquan Wang received 2,741 shares of common stock upon the cashless exercise of his option to purchase 3,333 shares of common stock.

(10)On August 17, 2009, Lawrence Lee was appointed a director of the Company. Pursuant to an appointment letter between the Company and Lawrence Lee, on September 1, 2009, Lawrence Lee was granted an option to purchase 10,000 shares of common stock at an exercise price equivalent to the closing price per share of common stock on the date of the grant, which option shall be exercisable one year from the date of grant.

(11) The terms of exercise for the options issued on January 20, 2009 are subject to the following acceleration provisions: in the event (i) the Company reports an after tax Net Income (as that term is defined in Securities Purchase Agreement dated August 29, 2008, entered into by and among the Company and certain investors, of $14,000,000 in its Annual Report on Form 10-K for its fiscal year 2008, then one third of the shares underlying the option shall vest and become immediately exercisable, (ii) the Company reports an after tax Net Income of $18,000,000 for its fiscal year 2009, then another one third of the shares underlying the option shall vest and become immediately exercisable and (iii) the Company reports an after tax Net Income of $22,000,000 for its fiscal year 2010, then the remainder of the shares underlying the option shall vest and become immediately exercisable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except for the ownership of our securities, none of the directors, executive officers, holders of more than five percent of the Company’s outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction occurred in the fiscal year of 2009 or proposed transaction which may materially affect the Company.

Director Independence

Our directors Liquan Wang, Jiduan Yuan, Lizong Wang, and Lawrence Lee qualify as independent directors under the NYSE corporate governance rules.

Item 14. Principal Accounting Fees and Services.

On June 30, 2009, our prior independent registered public accounting firm, Morgenstern, Svoboda & Baer CPA (“Morgenstern”) resigned and on the same day, we appointed Acqavella, Chiarelli, Shuster, Berkower & Co., LLP (“ACSB”) as our new independent registered public accounting firm.

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

During fiscal years 2008 and 2009, the aggregate fees which we paid to or were billed by Morgenstern and ACSB for professional services were as follows:

	Fiscal year ended December 31,
	2008	2009	2009
	Morgenstern	Morgenstern	ACSB

Audit fees	$161,000	$0	$120,000
Audit-related fees	$0	$56,000	$28,000
Tax fees	$0	$0	$7,000
All other fees	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Footnote	Exhibit No.	Description
(1)	2.1	Agreement and Plan of Merger between TAM of Henderson, Inc. and the Company.
(2)	3.1	Articles of Incorporation
(3)	3.2	By-laws
(4)	3.3	Articles of Merger between TAM of Henderson, Inc. and Company
(5)	3.4	Amended and Restated Articles of Incorporation, changing our name from Tam of Henderson, Inc. to Universal Travel Group
(6)	4.1	Universal Travel Group 2009 Incentive Stock Plan
(7)	10.1	Termination Agreement between Xiangsheng Song, Shenzhen Speedy Dragon Enterprise Limited and Universal Travel Group dated June 12, 2009.
(8)	10.2	Waiver Agreement dated July 20, 2009 between Company and its investors under that certain Securities Purchase Agreement dated August 28, 2008.
(9)	10.3	Make Good Securities Escrow Supplement Agreement dated August 10, 2009 between Company and its investors under that certain Securities Purchase Agreement dated August 28, 2008.
(10)	10.4	Agreement to Amend Warrants dated August 10, 2009 between Company and its investors under that certain Securities Purchase Agreement dated August 28, 2008.
(11)	10.5	Form of Subscription Agreement between Company and its investors dated December 10, 2009.
(12)	10.6	Form of Subscription Agreement between Company and its investors dated December 10, 2009.
(13)	10.7	Placement Agent Agreement between Company and Brean Murray, Carret & Co., LLC dated December 10, 2009.
	21.1	List of Subsidiaries
	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 20, 2006.

(2)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10SB12G filed on September 6, 2005.

(3)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10SB12G filed on September 6, 2005.

(4)	Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 27, 2006.

(5)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 23, 2006.

(6)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-156804) declared effective on January 20, 2009.

(7)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2009.

(8)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2009.

(9)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009.

(10)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 10, 2009.

(11)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2009.

(12)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2009.

(13)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 16, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TRAVEL GROUP

By:	/s/Jiangping Jiang
Jiangping Jiang
Chief Executive Officer (principal executive officer)
Date:

By:	/s/Yizhao Zhang
Yizhao Zhang
Chief Financial Officer (principal accounting and financial officer)
Date:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/Jiangping Jiang	March 5, 2010
By: Jiangping Jiang
Chief Executive Officer and Director
(principal executive officer)

/s/Yizhao Zhang	March 5, 2010
By: Yizhao Zhang
Chief Financial Officer (principal accounting and financial officer)

/s/Jing Xie	March 5, 2010
By: Jing Xie
Secretary and a director

/s/Hujie Gao	March 5, 2010
By: Hujie Gao
Vice President of Corporate Finance and a director

/s/Liquan Wang	March 5, 2010
By: Liquan Wang
Director

/s/Jiduan Yuan	March 5, 2010
By: Jiduan Yuan
Director

/s/Lizong Wang	March 5, 2010
By: Lizong Wang
Director

/s/Lawrence Lee	March 5, 2010
By: Lawrence Lee
Director