Form 10-Q
period 2010-03-31
UNIVERSAL TRAVEL GROUP
filed 2010-05-11
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 4, 2010, there are 16,930,218 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
.UNIVERSAL TRAVEL GROUP
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

MARCH  31, 2010

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route one	1 Penn Plaza
Iselin, New Jersey, 08830	36the Floor
732.855.9600	New York, NY 10119

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Universal Travel Group

We have reviewed the accompanying balance sheet of Universal Travel Group. (the “Company”) as of March 31, 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the three-month period ended March 31, 2010. These financial statements are the responsibility of the company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009 and the related consolidated statements of income, retained earnings and comprehensive income, and consolidated statement of cash flows for the year then ended; and in our report dated February 22, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountant
New York, N.Y.
May 10, 2010

TABLE OF CONTENTS

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

	3/31/2010	12/31/2009
		Restated
ASSETS
Cash and cash equivalents	$37,833,072	$36,677,422
Accounts receivable, net	18,832,395	17,321,174
Other receivables and deposits, net	1,282,919	257,907
Trade deposit	10,580,801	9,775,735
Advances	439,504	440,063
Prepaid expenses	49,076	216,727
Note receivable	738,457	1,711,392
Acquisition Deposits	-	4,077,921
Total Current Assets	69,756,224	70,478,341

Property, plant & equipment, net	5,465,481	4,992,677
Intangible assets	2,235,259	339,240
Goodwill	19,155,866	9,896,270
Total Noncurrent Assets	26,856,606	15,228,187
Total Assets	$96,612,830	$85,706,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$8,187,468	$2,615,730
Customer deposits	1,555,445	2,000,117
Income tax payable	1,299,373	1,654,475
Total Current Liabilities	11,042,286	6,270,322
Derivative liability	1,705,868	1,815,319
Total Liabilities	12,748,154	8,085,641

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 16,930,221 and 16,714,457 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	16,929	16,714
Additional paid in capital	40,043,651	37,671,645
Other comprehensive income	1,228,675	1,645,133
Statutory reserve	570,329	372,144
Retained earnings	42,005,092	37,915,251
Total Stockholders' Equity	83,864,676	77,620,887
Total Liabilities and Stockholders' Equity	$96,612,830	$85,706,528

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,

	2010	2009
		Restated
Gross revenues,	$26,130,007	$15,510,679
Cost of services	17,628,033	9,738,870
Gross Profit	8,501,974	5,771,809

Selling, general and administrative expenses	3,063,641	1,532,797

Income from operations	5,438,333	4,239,012

Other income (expense)
Other income	3,554	3,828
Gain on change in fair value of derivative liabilities	109,451	113,265
Interest income	23,631	10,939
Total other income (expense)	136,636	128,032
Income before income taxes - continuing operation	5,574,969	4,367,044

Provision for income taxes	1,485,128	1,117,196
Net income - continuing operation	4,089,841	3,249,848

Income from discontinued operations	-	131,693
Net income (loss) from discontinued operation	-	131,693

Net Income	$4,089,841	$3,381,541

Net income per common share - continuing operations
Basic	$0.24	$0.23
Diluted	$0.23	$0.23
Net income per common share - discontinued operations
Basic	$-	$0.01
Diluted	$-	$0.01
Weighted average common shares outstanding
Basic	16,822,339	13,873,969
Diluted	18,019,257	13,885,722

Net income	$4,089,841	$3,249,848
Translation	(416,458)	34,707
Comprehensive income	$3,673,383	$3,284,555

The accompanying notes are an integral part of these audited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,089,841	$3,249,850
Add (deduct):
Net income (loss) from discontinued operations	-	131,693
Income from continuing operations	4,089,841	3,381,543
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	411,849	87,283
Provision for doubtful accounts	24,931	9,205
Stock based compensation	336,632	165,000
Gain on change in fair value of derivative liabilities	(109,451)	(113,265)
(Increase) / decrease in assets:
Accounts receivable	(1,132,812)	(2,279,625)
Other receivable	(195,058)	(176,658)
Advances	559	(513)
Prepaid expenses	213,586	123,111
Trade deposits	(805,066)	2,003,342
Escrow deposits	-	600,499
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	5,238,163	718,269
Customer deposits	(444,672)	366,025
Income tax payable	(869,498)	(784,295)
	6,759,004	4,099,921
Net cash provided by discontinued operations	-	92,516
Net cash provided by operating activities	6,759.004	4,192,437

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(619,616)	(1,260,398)
Purchase of intangibles	(29,298)	-
Proceeds from collection of notes	972,935	-
Acquisition deposits	4,077,921	-
Paid for acquisition – net of cash acquired	(9,588,838)	-
Net cash (used in) provided by continuing operations	(5,186,896)	(1,260,398)
Net cash (used in) provided by discontinued operations	-	-
Net cash (used in) provided by Investing activities	(5,186,896)	(1,260,398)

Effect of exchange rate changes on cash and cash equivalents	(416,458)	34,707

Net change in cash and cash equivalents	1,155,650	2,966,746
Cash and cash equivalents, beginning balance	36,677,422	16,204,531
Cash and cash equivalents, ending balance	$37,833,072	$19,171,277

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$-	$-
Income taxes	$1,840,230	$1,929,630
Other non-cash transactions
Purchased goodwill	$(9,259,596)	$-
Purchased intangible assets	(1,982,354)	-
Fair value of assets purchased less cash acquired	(382,477)	-
Acquisition financed with stock issuance	2,035,589	-
Acquisition paid for with cash – net of acquired	$(9,588,838)	$-
The accompanying notes are an integral part of these audited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND THE YEAR ENDED DECEMBER 31,  2009

	Common Stock		Additional Paid In	Other Comprehensive	Retained	Statutory	Total Stockholders’
	Shares	Amount	Capital	Income	Earnings	Reserve	Equity

Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$1,520,166	$26,633,573	$372,144	$44,400,872
Restated
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009			(2,091,738)		536,777		(1,554,961)
Foreign currency translation adjustments				124,967			124,967
Stock based compensation – Net of warrants exercise	41,120	42	1,154,367				1,154,409
Fair market value Of treasury stock received and retired	(238,095)	(239)	(2,780,711)				(2,780,950)
Warrants exercised	811,941	813	6,571,017				6,571,830
Options exercised	3,300	3	9,567				9,570
Stock Subscription	2,222,222	2,222	18,948,027				18,950,249
Income for the year ended December 31, 2009					10,744,901		10,744,901

Balance December 31, 2009	16,714,457	16,714	37,671,645	1,645,133	37,915,251	372,144	77,620,887

Balance December 31, 2009	16,714,457	16,714	37,671,645	1,645,133	37,915,251	372,144	77,620,887
Restated
Foreign currency translation adjustments				(416,458)			(416,458)

Acquisition adjust						198,185	198,185

Stock issued for acquisitions	215,764	215	2,035,374				2,035,589

Stock based compensation			336,632				336,632

Income for the three months ended March 31, 2010					4,089,841		4,089,841

Balance March 31, 2010	16,930,221	$16,929	$40,043,651	$1,228,675	$42,005,092	$570,329	$83,864,676

The accompanying notes are an integral part of these audited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 1 - ORGANIZATION

Universal Travel Group was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited – BVI was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd. was incorporated on March 9, 1998 under the laws of the Peoples Republic of China (PRC)., Shenzhen Speedy Dragon Enterprises Limited was incorporated in August of 2002 under the laws of the Peoples Republic of China (PRC), Xian Golden Net Travel Serve Services was incorporated on July 25, 2001 under the laws of the Peoples Republic of China, Xian City, Shanghai Lanbao Travel Service Co., Ltd. was established in 2002 under the laws of Shanghai China. Foshan Overseas International Travel Service Co., Ltd. was incorporated in 1990 under the laws of the Peoples Republic of China, Chongqing Universal Travel E-Commerce Co., Ltd. and Shenzhen Universal Travel Agency Co., Ltd. were both incorporated in 2009 under the laws of the Peoples Republic of China, Hebei Tianyuan Travel Agency Co., Ltd. was incorporated in April 1999 under the laws of the Peoples Republic of China, Huangshan Holiday Travel Service Co., Ltd. was incorporated in April 1999 under the laws of the Peoples Republic of China, Zhengzhou Yulongkang Travel Agency Co., Ltd. was incorporate in 2000 under the laws of the Peoples Republic of China.  Full Power Enterprise Global Limited owns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively these corporations are referred to herein as the Company.

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
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as discontinued operations. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to confirm with current year’s presentation of the discontinued operations. The following table summarized the operating result of the discontinued operations for the three month ended March 31, 2009.

March 31,
2009

Sales	$1,858,999

Cost of sales	(1,604,303)

Gross profit	254,696

Operating expenses	(94,932)
Income from discontinued operation before income tax	159,764
Income tax	(28,071)
Net Income from discontinued operations	$131,693

  UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of March 31, 2010 and December 31, 2009 the accounts of Universal Travel Group were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 220”). Transaction gains and losses are reflected in the income statement.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Travel Group and its wholly owned subsidiaries Shenzhen Yuzhilu Aviation Service Co., Ltd., Shenzhen Speedy Dragon Enterprises Limited, Shanghai Lanbao Travel Service Co., Ltd., Xian Golden Net Travel Serve Services, Ltd., Foshan Overseas International Travel Service Co. Ltd., Chongqing Universal Travel E-Commerce Co., Ltd., Shenzhen Universal Travel  Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., and Full Power Enterprise Global Limited collectively referred to herein as the Company.  On June 12, 2009 the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited. Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as a discontinued operations. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to confirm with current year’s presentation of the discontinued operations.  All material inter-company accounts, transactions and profits have been eliminated in consolidation.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

 UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $439,858 and $414,927 as of March 31, 2010 and December 31, 2009, respectively.

Description	Balance at beginning of year	Charged to expenses	Deductions	Balance at end of year
Allowance for doubtful receivables	$414,927	$24,931	$-	$439,858

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Furniture and Fixtures	5 years
Transportation equipment	5 years
Office equipment	5 years
Leasehold Improvements	5 – 10 years

As of March 31, 2010 and December 31, 2009, Property, Plant & Equipment of consist of the following:

	March 31, 2010	December 31, 2009
Furniture & fixtures	$52,600	$23,560
Transportation equipment	237,672	150,232
Office equipment	4,856,620	4,146,637
Leasehold improvements	1,439,270	1,385,481
	6,586,162	5,705,910
Accumulated depreciation	(1,120,681)	(713,233)
	$5,465,481	$4,992,677

Depreciation expense for the three months ended March 31, 2010 and 2009 was $296,216 and $60,082, respectively, of which $48,192 and $54,074 was included as part of cost of services for the three months ended March 31, 2010 and 2009, respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

As of December 31, 2009 and 2008, Goodwill consists of the following:

	March 31, 2010	December 31,2009
Shanghai Lanbao Travel Service Co., Ltd.	$3,081,799	$3,081,799
Foshan International Travel Service Co., Ltd.	6,049,576	6,049,576
Xian Golden Net Travel Serve Services Co.,Ltd	764,895	764,895
Zhengzhou Yulongkang Agency Co., Ltd	4,102,061	-
Hebei Taiyuan Travel Agency Co., Ltd	3,208,455	-
Huangshan Holiday Travel Service Co., Ltd	1,949,080	-
	$19,155,866	$9,896,270

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009 there were no significant impairments of its long-lived assets.

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

Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  On January 1, 2009, the warrants, under ASC 815, were reclassified from equity to derivative liability for the then relative fair market value of $2,091,738 and marked to market.  The value of the warrants decreased by $536,776 from the warrants issuance date to the adoption date of ASC 815, January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $2,091,738 to reclassify the warrants from equity to derivative liability and an increase in retained earnings of $536,776 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  For the three month ended March 31, 2010, the Company recorded a gain on change in fair value of derivative liability of $109,451 to mark to market for the increase in fair value of the warrants during the year ended December 31, 2009.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

The Company determined the fair value of the reset provisions at January 1, 2009 was $1,554,961 as the initial fair value at the adoption date of EITF No. 07-05.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: 0%; volatility: 136%, risk free rate: 1.55%, expected term: 4.66 years.

The Company determined the fair value of the reset provisions at March 31, 2010 was $1,705,868. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 117%, risk free rate: 2.55%, expected term: 3.91years.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
MARCH 31, 2010
(UNAUDITED)

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
MARCH 31, 2010
(UNAUDITED)

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

Consolidated costs such as stock-based compensation and corporate professional fees are not allocated to any segment. These costs are reported as general operating expenses in the Company’s Statements of Operations. For the three month ended March 31, 2010 and for the years ended December 31, 2009, such expenses amounted $336,632 and $2,393,958.

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
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The Company’s intangible assets consist primarily of map of hotels and scenic spots used for marketing purposes, CRM systems software, and Organization cost of new companies. These definitive lived intangible assets are being amortized over their useful lives.  Expenditures of $26,298 and $0 were capitalized for the three months ended March 31, 2010 and 2009 and will be amortized over a 5 year life.  In conjunction the acquisitions during the three months ended March 31, 2010, the Company capitalized $1,982,355 of Identifiable Intangible Assets, which are being amortized over 5 years. The Company recorded amortization expense for definitive lived intangible assets of $115,633 and $27,201, for the three months ended March 31, 2010 and 2009, respectively. The Company will record approximately $68,013, $68,013, and $68,013 over the next three years, respectively.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Net Income (Loss) Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three months ended March 31,
	2010	2009
		Restated
Basic earnings from continuing operations per share:
Numerator:
Income from continuing operations used in computing basic earnings per share	$4,089,841	$3,249,848
Income from continuing operations applicable to common shareholders	$4,089,841	$3,249,848
Denominator:
Weighted average common shares outstanding	16,822,339	13,873,969
Basic earnings (losses) per share from continuing operations	$0.24	$0.23
Diluted earnings (losses) per share from continuing operations:
Numerator:
Income (loss) from continuing operations used in computing diluted earnings (losses) per share	$4,089,841	$3,249,848
Income (loss) from continuing operations applicable to common shareholders	$4,089,841	$3,249,848
Denominator:
Weighted average common shares outstanding	16,822,339	13,873,969
Weighted average effect of dilutive securities:
Stock options and warrants	1,196,918	11,753.00
Shares used in computing diluted net income per share	18,019,257	13,885,722
Diluted earnings per share from continuing operations	$0.23	$0.23

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share (Continued)

	The three months ended March 31,
	2010	2009
		Restated
Basic losses(earnings) from discontinuing operations per share:
Numerator:
Income (loss) from discontinuing operations used incomputing basic earnings per share	$-	$131,693
Income (loss) from discontinuing operations applicable to common shareholders	$-	$131,693
Denominator:
Weighted average common shares outstanding	16,822,339	13,873,969
Basic losses(earnings) earnings per share from discontinuing operations	$-	$0.01
Diluted losses(earnings) per share from discontinuing operations:
Numerator:
Income (loss) from discontinuing operations used in computing diluted earnings (losses) per share	$-	$131,693
Income (loss) from discontinuing operations applicable to common shareholders	$-	$131,693
Denominator:
Weighted average common shares outstanding	16,822,339	13,873,969
Weighted average effect of dilutive securities:
Stock options and warrants	1,196,918	11,753
Shares used in computing diluted net income (loss) per share	18,019,257	13,885,722
Diluted losses(earnings) earnings per share from discontinuing operations	$-	$0.01
Total net income (loss) per common share
Basic	$-	$0.01
Diluted	$-	$0.01

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

UNIVERSAL TRAVEL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements – (Continued)

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements – (Continued)

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
MARCH 31, 2010
(UNAUDITED)

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 3 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of March 31, 2010 and December 31, 2009 the Company had paid $10,024,096 and $9,775,735 as trade deposits respectively.

The following summaries the Company’s deposits outstanding by each of its subsidiaries and the nature and purpose of each deposit as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Shenzhen Yuzhilu Aviation Service Co., Ltd:
Deposit for tripeasy kiosks. The Company will start record of asset and depreciation on a 5 year straight-line method for the actual number of kiosk when they start operation.	$860,729	$1,465,592
Deposit for tripeasy Kiosks location. This were deposits for admittance to install tripeasy at each location and paid to real estate management companies.	418,662	-
Deposit for airlines. This was a credit based for issuing air-tickets, and the full amount is returnable if the company discontinues air-ticket business.	1,713,750	2,811,004
Deposit for Financial System Software	-	16,898
Deposit for air-ports. This was a deposit for admittance to do marketing in air-ports, and is deductible against monthly rental obligation to air-ports	-	8,508
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	3,321,183	1,100,158
Subtotal	6,314,324	5,402,160
Huangshan Holiday Travel Agency Co., Ltd.:
Advance payment to tour guides for expenses during leading the tour. This will be transferred to costs when the tour guide return from tour and provide supporting evidence.	879	-
Subtotal	879	-
Zhengzhou Yulongkang Travel Agency Co., Ltd.:
Deposit paid to tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies.	7,325	-
Subtotal	7,325	-
Foshan Overseas International Travel Service Co. Ltd.:
Deposit paid to tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies.	298,318	969,261
Advance payment to tour guides for expenses during leading the tour. This will be transferred to costs when the tour guide return from tour and provide supporting evidence.	745,257	243,342
Subtotal	1,043,575	1,212,603
Xian Golden Net Travel Serve Services, Ltd.:
Deposit for Tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies	556,705	425,396
Deposit for transportations. This was a credit based for co-operate transportation suppliers, and is deductible against transportation payments, the balance is returnable when cease doing business with these agencies.	-	132,019
Subtotal	556,705	557,415
Chongqing Travel World E-Business Co., Ltd.
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	2,584,019	2,587,279
Subtotal	2,584,019	2,587,279
Shenzhen Universal Travel
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	73,974	16,278
Subtotal	73,974	16,278
Total	$10,580,801	$9,775,735

The Company has entered into a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operations and providing working capital funding. As of March 31, 2010 and December 31, 2009 the Company has advanced this company $439,504 and $440,063 respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 4 - COMPENSATED ABSENCES
Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 - INCOME TAXES

The Company through its subsidiary Shenzhen Yuzhilu Aviation Service Co..Ltd is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) the Company has a statutory rate of 25%. The following is a reconciliation of income tax expense for the three month ended March 31, 2010 and 2009.

	March 31,	March 31,
	2010	2009
Current	$1,485,128	$1,117,196
Deferred	-	-
Total	$1,485,128	$1,117,196

Note 6 – COMMITMENTS

The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $210,516 and $94,937 for the three month ended March 31, 2010 and 2009, respectively. The Company has future minimum lease obligations as of March 31, 2010 as follows:

2011	$429,917
2012	264,322
2013	245,582
2014	217,313
2015	83,575
There after	10,987
Total	$1,251,696

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
MARCH 31, 2010
(UNAUDITED)

Note 7 – COMMON STOCK

In January 2007 the company adopted the Universal Travel Group 2007 Equity Incentive Plan. Under the terms of this Plan the Company issued 1,256,667 shares of the Company’s stock, valued at $1,583,400, for services rendered during the period from October 2, 2006 through February 28, 2007.

On March 29, 2010 the Company consummated the acquisition of a 100% interest in Zhengzhou Yulongkang Travel agency Co. Ltd ("ZYT") for a cash and stock transaction valued at approximately US$4 million in aggregate. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 60,634 newly issued shares of the Registrant’s common stock, which were given to ZYT’s Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $5,141,764.

 ZYT is engaged in the business of air freight forwarding. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of ZYT.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC810. The allocation of the purchase price is as follows:

Cash acquired	$1,147,303
Loans receivable	32,286
Other assets	5,926
Property Plant & Equipment	31,308
Identifiable Intangibles	805,626
Goodwill	4,102,061
Total assets acquired	6,124,510
Liabilities assumed
Accounts & Income Taxes payable	364,999
Other payable	46,575
Total	$5,712,936

The excess of purchase price over tangible assets acquired and liabilities assumed was $4,907,687 of which 4,102,041 was recorded as goodwill. At the time of the acquisition $885,626 of identifiable intangibles assets existed under the contractual-legal or the reparability criterion as required under ASC 805.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 7 – COMMON STOCK (CONTINUED)

Prior to the acquisition, Zhengzhou Yulongkang Travel agency Co. Ltd prepared its financial statements under accounting principles generally accepted in the United States of America.

On March 26, 2010 the Company consummated the acquisition of a 100% interest in Huangshan Holiday Travel Service Co., Ltd ("HHT") for a cash and stock transaction valued at approximately US$4 million in aggregate. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 61,847 newly issued shares of the Registrant’s common stock, which were given to HHTs Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $2,343,824.

HHT is engaged in the business of air freight forwarding. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of HHT.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC810. The allocation of the purchase price is as follows:

Cash acquired	$87,867
Loans receivable	204,435
Other assets	404,929
Property Plant & Equipment	75,788
Identifiable Intangibles	479,870
Goodwill	1,949,080
Total assets acquired	3,201,969
Liabilities assumed
Accounts & Income Taxes payable	223,734
Other payable	48,720
Total	$2,929,515

The excess of purchase price over tangible assets acquired and liabilities assumed was $2,428,450 of which 1,949,080 was recorded as goodwill. At the time of the acquisition $885,626 of identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under ASC 805.

Prior to the acquisition, Huangshan Holiday Travel Service Co., Ltd prepared its financial statements under accounting principles generally accepted in the United States of America.

On March 29, 2010 the Company consummated the acquisition of a 100% interest in Hebei Tianyuan Travel Agency Co., Ltd ("HTT") for a cash and stock transaction valued at approximately US$4.4 million in aggregate. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 93,283 newly issued shares of the Registrant’s common stock, which were given to ZYT’s Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $3,517,736.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 7 – COMMON STOCK (CONTINUED)

 HTT is engaged in the business of air freight forwarding. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of HTT.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC810. The allocation of the purchase price is as follows:

Cash acquired	$181,316
Loans receivable	166,618
Other assets	405,034
Property Plant & Equipment	42,308
Identifiable Intangibles	696,858
Goodwill	3,208,455
Total assets acquired	4,760,589
Liabilities assumed
Accounts & Income Taxes payable	238,525
Other payable	123,602
Total	$4,398,462

The excess of purchase price over tangible assets acquired and liabilities assumed was $3,905,317 of which 3,208,455 was recorded as goodwill. At the time of the acquisition $696,858 of identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under ASC 805.

Prior to the acquisition, Hebei Tianyuan Travel Agency Co., Ltd prepared its financial statements under accounting principles generally accepted in the United States of America.

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
MARCH 31, 2010
(UNAUDITED)

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
MARCH 31, 2010
(UNAUDITED)

Note 7 – COMMON STOCK (CONTINUED)

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
MARCH 31, 2010
(UNAUDITED)

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 8 – STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

Stock options— the option holder has no voting or dividend rights. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the model at the date of grant stock option pricing.

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to, ASC 718, the Company recorded a service period expense of $336,632 and $165,000 for the three months ended March 31, 2010 and 2009, respectively.

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2009	1,600,588	$2.70–11.25	7.44-9.67yrs	-
Outstanding, March 31, 2010	1,600,588	$-	-	-

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 8 – STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

Pursuant to the Securities Purchase Agreement entered into On August 28, 2008, the Company issued warrants to purchase 764,786 shares of Common Stock. The unit purchase price was $4.65 per Common Share and a related Warrant for the purchase of one-half a Common Share, times the number of Common Shares purchased. Market Value of the Company’s stock on August 28, 2008 was $4.05. Each warrant has an Exercise Price of $8.13 and a term of 5 years from the date of issuance.  The Company measured and recognized an aggregate of $2,091,738 of the proceeds to additional paid in capital upon issuance of these warrants. The terms of the warrants provide for an adjustment to the exercise price of these warrants if the company closes on the sale or issuance of common stock at a price which is less than the exercise price then in effect for these warrants. Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On January 1, 2009, the warrants were reclassified from equity to derivative liability for the then fair market value and marked to market (see Note 2 Derivative Liability).  On August 20, 2009 322,580 warrants valued at $3,398,135 as of that date, were exercised under the cashless exercise provisions of the warrants. The Company issued 132,251 shares of common stock. On October 15, 2009, 215,054 warrants valued at $2,888,495 as of that date were exercised under the cashless exercise provision of the warrants. The company issued 103,318 shares of common stock.

Note 9 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of March 31, 2010 and December 31, 2009 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance December 31, 2008	$1,520,166	$1,520,166
Changes for year ended December 31, 2009	124,967	124,967
Balance December 31, 2009	1,645,133	1,645,133
Changes for the three months ended March 31, 2010	(416,458)	(416,458)
Balance at March31, 2010	$1,474,390	$1,474,390

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 12 -   SEGMENT INFORMATION

Upon the disposition of Shenzhen Speedy Dragon Enterprises Limited pursuant to a termination agreement dated June 12, 2009, the Company currently operates and prepares accounting and other financial reports separately to management for nine major business organizations (Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd., Foshan International Travel Service Co., Ltd.,  Xian Golden Net Travel Serve Services, Chongqing Travel World E-Business Co., Ltd., Shenzhen Travel World Travel Agency Co., Ltd.), Hebei Tianyuan Travel Agency Co., Ltd, Zhengzhou Yulongkang Travel Agency Co., Ltd, and Huangshan Holiday Travel Service Co., Ltd.. Pursuant to SFAS 131 they disclose segments on a single entity basis, which in their case is the legal entity. Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd., hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd, packaged tours segment relates to Foshan International Travel Service Co., Ltd and Xi’an Golden Net Travel Serve Service Company Limited, Shenzhen Travel World Travel Agency Co., Ltd, Hebei Tianyuan Travel Agency Co., Ltd, Zhengzhou Yulongkang Travel Agency Co., Ltd, and Huangshan Holiday Travel Service Co., Ltd.. Management monitors these segments regularly to make decisions about resources to be allocated to the segment and assess its performance,

The following tables’ present summarized information by segment:

	Air Ticketing	Hotel Reservation	Package Tours	Other	Total
	Three Months ended March 31, 2010
Sales, net	$4,436,964	$3,150,377	$18,542,666	$-	$26,130,007
Cost of sales	$802,589	$1.089,173	$15736,270	$-	$17,628,033
Gross profit	$3,634,375	$2,061,203	$2,806,396	$-	$8,501,974
Income from operations	$2,267,514	$2,028,252	$2,583,636	$(1,304,433)	$5,574,969
Depreciation & Amortization	$245,389	$1,483	$65,859	$99,118	$411,849
Asset Expenditures	$609,057	$-	$-	$-	$609,057
Total assets	$40,893,912	$6.065,249	$23,590,476	$26,063,193	$96,612,830
	Three Months ended March 31, 2009
Sales, net	$2,751,128	$2,516.831	$10,242,729	$-	$15,510,679
Cost of sales	$302,806	$773,463	$8,662,601	$-	$9,738,870
Gross profit	$2,448,322	$1,7433,368	$1,580,119	$-	$5,771,809
Income from operations	$1,574,790	$1,699,296	$1,385,861	$(420,934)	$4,239,012
Depreciation & Amortization	$79,629	$1,061	$3,966	$-	$84,656
Asset Expenditures	$1,260,398	$-	$-	$-	$1,260,398
Total assets	$28,210,039	$8,294,048	$10,547,861	$6,110,342	$53,162,290

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 13 -   SUBSEQUENT EVENTS

On March 4, 2010, the company announced that it has entered into letters of intent to acquire four travel agency businesses in China – Tianjin Hongxun Aviation Agency Co., Ltd. (“Tianjin Hongxun”), Shanxi Jinyang Travel Agency Co., Ltd. (“Shanxi Jingyang”), Kunming Business travel Agency Co., Ltd. (“Kunming Business Travel”), and Shandong Century Aviation Development Co., Ltd. (“Shandong Century”) – for a total purchase consideration of $19.5 million. The combined unaudited 2009 revenue and net income for the four travel agencies were $23.0 million and $3.0 million, respectively. The final purchase consideration each of these companies may be subject to adjustment after completion of the diligence by the Company.

For the three months ended March 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through May 7, 2010, the date of the financial statement issuance.

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

In order to seize the opportunities arising from the economic promotion by the Chinese government of the mid and western regions of the PRC, we strategically set up Chongqing Universal Travel E-Business Co., Ltd. to strengthen our presence in that region in the second quarter of 2009 and began generating revenues in the third quarter of 2009.

At the end of March 2010, we completed the acquisitions of Huangshan Holiday Travel Service Co., Ltd. ("Huangshan Holiday"), Hebei Tianyuan International Travel Agency Co., Ltd. ("Tianyuan"), and Zhengzhou Yulongkang Travel Agency Co., Ltd. ("Yulongkang").

Recently in May 2010, we also announced our intention of acquiring four more travel agency businesses inthe People’s Republic of China – Tianjin Hongxun Aviation Agency Co., Ltd. (“Tianjin Hongxun), Shanxi Jinyang Travel Agency Co., Ltd. (“Shanxi Jinyang”), Kunming Business Travel Agency Co., Ltd. (“Kunming Business Travel”), and Shandong Century Aviation Development Co., Ltd. (“Shandong Century”).

We believe that we are able to improve the sales volume and operation efficiency of these new acquisitions, and on the other hand, they will also help lift the sales volume and operation efficiency of our existing subsidiaries.

We currently have three discrete lines of business and revenue. Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd., hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd, packaged tours segment relates to Foshan International Travel Service Co., Ltd, Xi’an Golden Net Travel Serve Service Company Limited, Shenzhen Universal Travel Agency Co. Ltd, Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., and Zhengzhou Yulongkang Travel Agency Co., Ltd.. Operations of each segment are exclusive to the operations of the associated subsidiary company. The new subsidiaries which previously had air-ticketing service or hotel reservation services were consolidated into our existing air-ticketing and hotel reservation services. With higher volume in these two business segments, we believe that we now have better bargaining power with our suppliers, the airlines or hotels.

In 2009, we were selected one of the Top Ten Brands of Travel Services in the People’s Republic of China. We believe our quality of services will distinguish us in our long term competitiveness.

We aim to be the foremost leading online travel services provider in the People’s Republic of China, especially in the air ticketing service, hotel booking and packaged tour providing sectors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the three months ended March 31, 2010 and 2009 respectively.

Because the Company had spun off its Speedy Dragon Enterprise Limited subsidiary and exited the air cargo business, all numbers attributable to continuing operations in the following discussion do not include the operating results of Speedy Dragon Enterprise Limited for the first quarter of 2009 and its historical results.  Such had been reclassified as discontinued operations.

	Three months ended March 31, 2010	Three months ended March 31, 2009	Increase / Decrease	Percentage
Revenues	$26,130,007	$15,510,679	$10,619,328	68.5%
Cost of Services	(17,628,033)	(9,738,870)	(7,889,163)	81.0%
Gross Profit	8,501,974	5,771,809	2,730,165	47.3%
SG&A	(3,063,641)	(1,532,797)	(1,530,844)	99.9%
Income from Operations	5,438,333	4,239,012	1,199,321	28.3%
Other income	3,554	3,828	(274)	-7.2%
Gain on change in fair value of derivative liabilities	109,450	113,265	(3,815)	-3.4%
Interest income	23,631	10,939	12,692	116.0%
Income before income taxes	5,574,969	4,367,044	1,207,925	27.7%
Provision for income taxes	(1,485,128)	(1,117,196)	(367,932)	32.9%
Net Income	4,089,841	3,249,848	839,993	25.8%

Net income (loss) from discontinued operation	0	131,693	(131,693)	-100%
Net Income	4,089,841	3,381,541	708,300	20.9%

For the three months ended March 31, 2010:

Revenue Segment	Air tickets (YZL & CTE)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (All Others)	(%) of sector	Total
Revenue	$4,436,964	17.0%	3,150,376	12.1%	18,542,666	71.0%	26,130,007
Cost of Services	(802,590)	4.6%	(1,089,173)	6.2%	(15,736,270)	89.3%	(17,628,033)
Gross Profit	$3,634,374	42.7%	2,061,203	24.2%	2,806,396	33.0%	8,501,974
Gross Margin	81.9%		65.4%		15.1%		32.5%
Segment effect in Gross Margin (*)	13.9%		7.9%		10.7%		32.5%

For the three months ended March 31, 2009:

Revenue Segment	Air tickets (YZL)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (XGN & FOI)	(%) of sector	Total
Revenue	$2,751,128	17.7%	2,516,831	16.2%	10,242,721	66.0%	15,510,679
Cost of Services	(302,806)	3.1%	(773,463)	7.9%	(8,662,601)	88.9%	(9,738,870)
Gross Profit	$2,448,322	42.4%	1,743,368	30.2%	1,580,119	27.4%	5,771,809
Gross Margin	89.0%		69.3%		15.4%		37.2%
Segment effect in Gross Margin (*)	15.8%		11.2%		10.2%		37.2%

 (*) "Segment effect in Gross Margin" was calculated by multiplying "the percentage of the segment revenue over the total revenue" with "gross margin of the related sector". This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd., hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd, packaged tours segment relates to Foshan International Travel Service Co., Ltd, Xi’an Golden Net Travel Serve Service Company Limited, Shenzhen Universal Travel Agency Co. Ltd, Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., and Zhengzhou Yulongkang Travel Agency Co., Ltd.. Operations of each segment are exclusive to the operations of the associated subsidiary company.

Revenues for the three months ended March 31, 2010 were $26,130,007 compared to $15,510,679 for the same period 2009, an increase of $10,619,328, or approximately 68.5%. The contributions from the three newly acquired subsidiaries, Huangshan Holiday, Hebei Tianyuan and Zhengzhou Yulongkang, were $5,274,313, or 20.18% of our total revenues for these three months. Excluding this effect, revenues for the three months ended March 31, 2010 were $20,855,694 compared to $15,510,679 for the same period 2009, an increase of $5,345,015, or approximately 34.5%.

The increase of the previously existing subsidiaries was primarily due to our efforts to expand our businesses, especially the packaged tour business, along with the strong demand for travel demand as a result of the recovery of Chinese economy, and the continuing effect of the Chinese government’s stimulus package.  We continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from online resales and the deployment of our TRIPEASY kiosks.

Revenue from air-ticketing segment were $4,436,964 for the three months ended March 31, 2010 compared to $2,751,128 for the same period last year, an increase of approximately 61.3%. This increase is generally driven by the same factors mentioned above, but more specifically, a result of the increased demand for air passenger transportation. Our Chongqing subsidiary, Chongqing Universal Travel E-Business Co., Ltd., has begun to contribute some revenues to this sector. As China’s economy recovers, we believe that our growth in air-ticketing is sustainable in the coming quarters.

Revenue from hotel reservations segment were $3,150,376 for the three months ended March 31, 2010 compared to $2,516,831 for the same period in 2009, an increase of approximately 25.2%. This increase is also a result of the factors mentioned above for air tickets and the successful cross marketing of our various business segments. During this quarter, a small part of the revenues from Huangshan Holiday, the newly acquired subsidiary involved in the hotel reservation segment, were also included in this sector.

Revenue from our packaged tour segment were $18,542,666 for the three months ended March 31, 2010 for the three months ended March 31, 2010 compared to $10,242,721 for the same period in 2009, an increase of approximately 81.0%. Excluding the effect of the three newly acquired subsidiaries, which was $5,274,313, our revenues from this segment were $13,268,353 for the three months ended March 31, 2010 compared to $10,242,721 for the same period in 2009, an increase of approximately 29.5%.This increase is a result of the recovery of Chinese economy, the government’s stimulus package, and our strong efforts in carrying our various marketing programs.

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

Costs of services for the three months ended March 31, 2010 were $17,628,033 compared to $9,738,871 for the same period in 2009, an increase of $$7,889,162, or approximately 81.0%. The comparatively higher costs of services result from higher percentage of packaged tours in our revenues. Excluding the three newly acquired subsidiaries, costs of services for the three months ended March 31, 2010 were $13,403,552 compared to $9,738,871 for the same period 2009, an increase of $3,664,681, or approximately 37.6%.

Costs of services from air-ticketing were $802,590 for the three months ended March 31, 2010, compared to $302,806 for the same period last year, an increase of $499,784, or approximately 165.1%. The increase is mostly due to our reclassification of costs associated.

Costs of services from hotel-reservation were $1,089,173 for the three months ended March 31, 2010, compared to $773,463 for the same period last year, an increase of $315,710, or approximately 40.8%. The increase is partly due to our reclassification of costs associated.

Costs of services from packaged-tour were $15,736,270 for the three months ended March 31, 2010, compared to $8,662,601 for the same period last year, an increase of $7,073,668, or approximately 81.7%. The increase is in tandem with the increase of revenue. Excluding the effect of the three newly acquired subsidiaries, which was $4,222,725, our costs of services from this segment were $11,513,545 for the three months ended March 31, 2010 compared to $8,662,601 for the same period in 2009, an increase of approximately 32.9%. The increase is also in tandem with the increase of revenue.

Gross Profit

Gross profit for the three months ended March 31, 2010 was $8,501,974 compared to $5,771,809 for the same period 2009, an increase of approximately 47.3%. The increase in gross profit is due to the same factors contributing to the growth in revenue. The exponential growth in both our domestic air-ticketing business and hotel reservations business is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $3,634,374 for the three months ended March 31, 2010, compared to $2,448,322 for the same period last year, an increase of approximately 48.4%. Gross profit margin in this segment for the three months ended March 31, 2010 was 81.9% compared to 89.0 % for the same period 2009, a decreased of approximately 7.1%. The decrease in gross margin was mainly attributable to their reclassification of the costs associated, and to a lesser extent, the consolidation of Chongqing's new operation in this segment. Despite the decrease in profit margin, the significant increase in the sales volume of this segment still resulted in an increase in the total gross profit in our air-ticketing business operated by Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd.

Gross profit in our hotel reservation segment was $2,061,203 for the three months ended March 31, 2010 compared to $1,743,368 for the same period last year, an increase of approximately 18.2%. Gross profit margin in this segment for the three months ended March 31, 2010 was 65.4% compared to 69.3% for the same period 2009, a decrease of approximately 3.9%. The decrease of gross profit margin was mainly due to our reclassification of certain costs associated.

Gross profit in our packaged tour segment was $2,806,396 for the three months ended March 31, 2010 compared to $1,580,119 for the same period last year, an increase of approximately 77.6%. Gross profit margin in this segment for the three months ended March 31, 2010 was 15.1% compared to 15.4% for the same period 2009, a decrease of approximately 0.3%.  The reason for the slightly lower gross profit margin is that we offered discounts to certain big customers. Despite the slight decrease in gross profit margin, total gross profit increased in this segment as a result of the increased volume in our packaged travel businesses operated by the existing businesses, as well as the additional three new acquisitions.

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

Consolidated gross margin for the three months ended March 31, 2010 came in at 32.5%, a 4.7% decrease from the 37.2% the Company posted in the same period last year. The lower gross margin is mainly due to our changes in revenues mix. Due to the difference in revenues recognition, our packaged tour has lower gross margin. During the three months ended March 31, 2010, revenues generated from packaged tours, which have a smaller profit-margin, grew at a much higher rate than revenues generated from air ticketing and hotel reservations, leading to lower overall gross margin.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the three months ended March 31, 2010 and 2009 are as follows:

	For the three months ended March 31,
	2010	2009

Business related tax	$155,578	$88,686
Salary and commission	1,098,451	711,922
Marketing	75,098	38,347
Rent	102,674	38,520
Depreciation and amortization	261,903	8,419
Professional fees	265,005	255,934
Stock-based compensation	336,632	165,001
Other general and administrative expenses	768,301	225,968
Total	$3,063,641	$1,532,797

Selling, general and administrative expenses totaled $3,063,641 for three months ended March 31, 2010 compared to $1,532,797 for the same period last year, an increase of approximately 99.9%.

Selling, general and administrative expenses were approximately 11.7% of revenue for the three months ended March 31, 2010 as compared to 9.9% for the same period last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the three months ended March 31, 2010, as compared to the same period of last year. During the first quarter of 2010, we incurred extra professional fees and consolidation expenses for the aforesaid three mergers and acquisitions. In addition, the slight increase in percentage was also due to the issuance of stock based compensation in early 2009 and the amortization of such stock based compensation, whereas the stock based compensation is less significant during the same period last year.

Other Income (Expenses)

Gain on change in fair value of derivative liability for the three months ended March 31, 2010 was $109,450 compared to $113,265 for same period last year. The Company adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009 and the warrants issued in connection with the “Securities Purchase Agreement” dated August 28, 2008 were reclassified from equity to derivative liability and marked to market.  Therefore, the Company recorded a gain on change in fair value of derivative liability of $109,450 on March 31, 2010 to mark to market for the increase in fair value of the warrants from January 1, 2010 to March 31, 2010.

Net Income

Net income was $4,089,841, or 15.7% of revenues for the three months ended March 31, 2010, compared to $3,381,541, or 21.8% of revenue for the same period last year. The decrease in net income as a percentage of revenue is mostly due to the change of revenue mix. The lower net margin compared to the same period last year, mainly comes from our higher percentage of packaged-tour in our gross revenues, and to a lesser extent, the effect of our discontinued operations and more provisions for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $37,833,072 as of March 31, 2010. Current assets and current liabilities as of March 31, 2010 were $69,756,224 and $11,042,286, respectively, yielding working capital of $58,713,938. We believe that the funds available to us from operations are adequate to meet our operating needs in 2010. For the three months ended March 31, 2010, net cash provided by operating activities was approximately $6,759,004, which resulted primarily from our organic operations and effective management of cash flow.

Capital expenditure

Total capital expenditure for three months ended March 31, 2010 was $619,616 to purchase fixed assets, primarily machinery and equipments, such as TRIPEASY kiosks. Management may consider substantial increase in equipment or other supporting machinery expenditure to support the fast development and expansion of our business.

Working Capital Requirements

Historically, operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenue from operations to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, the opportunity to acquire or start-up new businesses, and the availability of credit facilities, none of which can be predicted with certainty. Due to our rapid growth and expansion, our need for additional capital may arise, and management will seek to raise capital for the maintenance and expansion of our operations through the issuance of debt or equity if necessary. To satisfy these capital needs due to our broad expansion in PRC, as well as to set up more TRIPEASY kiosks, we may incur additional capital expenditure.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Date: May 10, 2010

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang Chairwoman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Yizhao Zhang
Yizhao Zhang Chief Financial Officer (Principal Financial Officer)