Form 10-K/A
period 2009-12-31
UNIVERSAL TRAVEL GROUP
filed 2010-06-07
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

Commission File Number 000-51516

UNIVERSAL TRAVEL GROUP
(Exact name of registrant as specified in its charter)

Nevada	90-0296536
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District,
Shenzhen, PRC 518000
(Address of principal executive offices) (Zip Code)

011-86-755-836-68489
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, $0.001 par value per share

Securities registered pursuant to Section 12(g) of the Act:  Preferred Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                    ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                ☒ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 7, 2010, there are presently 16,930,218 shares of common stock, par value $0.001 issued and outstanding.

Explanatory Note

This amendment (“Amendment No. 1”) to our Form 10-K annual report for the fiscal year ended December 31, 2009 (the “Report”) is being filed to amend Part IV, Item 15 of the Report’s Exhibit Index as follows:

●	to add Exhibit 23.1, a consent of our independent auditors, which was inadvertently omitted from the original filing.

All other information contained in the Report remains unchanged.  Because this Amendment No. 1 includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

This Amendment No. 1 to the Report continues to speak as of the date of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this Amendment No. 1 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
23.1	Consent of Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 7, 2010	Universal Travel Group

	By:	/s/ Jiangping Jiang
Jiangping Jiang
Chairwoman and Chief Executive Officer