Form 10-K/A
period 2009-12-31
UNIVERSAL TRAVEL GROUP
filed 2010-06-07
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

Explanatory Note

This amendment (“Amendment No. 2”) to our Form 10-K annual report for the fiscal year ended December 31, 2009 (the “Report”) is being filed to amend Part IV, Item 15 of the Report’s Exhibit Index as follows:

●
to correct Exhibit 23.1, a consent of our independent auditors, which was inadvertently omitted from the original filing of our Form 10-K on March 5, 2009 and included in Amendment No. 1 to our Form 10-K filed on June 7, 2010.

All other information contained in the Report remains unchanged.  Because this Amendment No. 2 includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

This Amendment No. 2 to the Report continues to speak as of the date of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 2 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this Amendment No. 2 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
23.1	Consent of Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 2 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 7, 2010	Universal Travel Group

	By:	/s/ Jiangping Jiang
Jiangping Jiang
Chairwoman and Chief Executive Officer