Form 10-Q
period 2010-06-30
UNIVERSAL TRAVEL GROUP
filed 2010-08-10
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 6, 2010, there are 19,898,229 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
.UNIVERSAL TRAVEL GROUP
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route one	1 Penn Plaza
Iselin, New Jersey, 08830	36the Floor
732.855.9600	New York, NY 10119

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Universal Travel Group

We have reviewed the accompanying balance sheet of Universal Travel Group. (the “Company”) as of June 30, 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the six-month period ended June 30, 2010. These financial statements are the responsibility of the company’s management.

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

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountant
New York, N.Y.
August 10, 2010

TABLE OF CONTENTS

Consolidated Balance Sheets	4

Consolidated Statements of Income	5-6

Consolidated Statements of Cash Flows	7

Consolidated Statements of Stockholders’ Equity	8

Notes to Consolidated Financial Statements	9-39

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

	6/30/2010	12/31/2009
		Restated
ASSETS
Cash and cash equivalents	$43,591,459	$36,677,422
Accounts receivable, net	19,555,646	17,321,174
Other receivables and deposits, net	2,127,552	257,907
Due from related party	6,986,717	-
Trade deposit	7,706,484	9,775,735
Advances	-	440,063
Prepayments	2,389,960	216,727
Note receivable	227,182	1,711,392
Acquisition Deposits	3,599,530	4,077,921
Total Current Assets	86,184,529	70,478,341

Property, plant & equipment, net	6,487,219	4,992,677
Intangible assets	3,320,478	339,240
Goodwill	24,812,040	9,896,270
Total Noncurrent Assets	34,619,736	15,228,187
Total Assets	$120,804,266	$85,706,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,507,356	$2,615,730
Customer deposits	1,334,192	2,000,117
Income tax payable	2,063,161	1,654,475
Total Current Liabilities	9,904,710	6,270,322
Derivative liability	866,314	1,815,319
Total Liabilities	10,771,024	8,085,641

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 19,898,229 and 16,714,457 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	19,898	16,714
Additional paid in capital	59,947,337	37,671,645
Other comprehensive income	1,284,434	1,645,133
Statutory reserve	732,282	372,144
Retained earnings	48,049,291	37,915,251
Total Stockholders' Equity	110,033,241	77,620,887
Total Liabilities and Stockholders' Equity	$120,804,265	$85,706,528

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30,

	2010	2009
	Unaudited	Restated
Gross revenues,	$36,741,613	$18,405,473
Cost of services	26,188,474	11,875,779
Gross profit	10,553,139	6,529,694

Selling, general and administrative expenses	3,461,037	1,564,919
Income from operations	7,092,102	4,964,775

Other income (expense)
Other income	3,363	2,591
Gain/(Loss) on change in fair value of derivative liabilities	839,553	(5,819,481)
Interest income	17,081	12,358
Total other income (expense)	859,997	(5,804,532)
Income/(Loss) before income taxes –continuing operations	7,952,099	(839,757)

Provision for income taxes	1,907,901	1,020,955
Income(Loss) from continuing operations	6,044,198	(1,860,712)

Income/(loss) from discontinued operations		46,282
Loss on disposition of discontinued operations	-	(770,595)
Net income/(loss) from discontinued operation	-	(724,313)

Net income/(loss)	$6,044,198	$(2,585,025)

Comprehensive income/(loss)
Net income/(loss)	$6,044,198	$(2,585,025)
Foreign currency translation gains	55,759	13,880
Total comprehensive income/(loss)	$6,099,957	$(2,571,145)

Income (Loss) per common share from continuing operations
Basic	$0.35	$(0.14)
Diluted	$0.33	$(0.13)
Net loss per common share – discontinued operations
Basic	$-	$(0.05)
Diluted	$-	$(0.05)
Total net income (loss) per common share
Basic	$0.35	$(0.19)
Dilute	$0.33	$(0.18)

Weighted average common shares outstanding
Basic	17,404,834	13,829,091
Diluted	18,219,639	14,301,057

The accompanying notes are an integral part of these audited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30,

	2010	2009
	Unaudited	Restated
Gross revenues,	$62,871,619	$33,916,152
Cost of services	43,816,506	21,614,649
Gross profit	19,055,113	12,301,503

Selling, general and administrative expenses	6,524,679	3,097,716
Income from operations	12,530,434	9,203,787

Other income (expense)
Other income	6,917	6,419
Gains/(losses) on change in fair value of derivative liabilities	949,004	(5,706,217)
Interest income	40,712	23,296
Total other income (expense)	996,633	(5,676,502)
Income before income taxes - continuing operation	13,527,067	3,527,285

Provision for income taxes	3,393,028	2,138,151
Net income - continuing operation	10,134,039	1,389,134

Income/(loss) from discontinued operations		177,975
Loss on didposition	-	(770,595)
Net income/(loss) from discontinued operation	-	(592,620)

Net income	$10,134,039	$796,514

Comprehensive Income
Net income	$10,134,039	$796,514
Foreign currency translation gains/(losses)	(360,699)	48,587
Total comprehensive income	$9,773,340	$845,101

Net income per common share - continuing operations
Basic	$0.59	$0.10
Diluted	$0.57	$0.10
Net income/(loss) per common share - discontinued operations
Basic	$-	$(0.04)
Diluted	$-	$(0.04)
Total net income per common share
Basic	$0.59	$0.06
Diluted	$0.57	$0.06
Weighted average common shares outstanding
Basic	17,066,154	13,851,530
Diluted	17,935,313	14,277,656

The accompanying notes are an integral part of these audited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,134,039	$796,514
Add (deduct):
Net income from discontinued operations	-	592,620
Income from continuing operations	10,134,039	1,389,134
Depreciation and amortization	952,402	190,739
Provision for doubtful accounts	56,824	10,905
Stock based compensation	677,004	495,725
Gain on change in fair value of derivative liabilities	(949,004)	5,706,217
Accounts receivable	(1,885,974)	(2,716,909)
Other receivable	(501,682)	(4,725)
Due from related party	(6,986,717)	-
Advances	440,063	(758)
Prepayments	(1,878,178)	32,791
Trade deposits	2,069,253	3,168,216
Escrow deposits	-	600,499
Accounts payable and accrued expenses	3,307,393	1,601,759
Customer deposits	(665,925)	(160,426)
Income tax payable	(223,354)	(848,691)
Net cash (used in) provided by continuting operations	4,546,144	9,464,476
Net cash (used in) provided by discontinued operations	-	435,259
Net cash provided by operating activities	4,546,144	9,899,734

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(1,864,774)	(6,076,248)
Purchase of intangibles	(51,359)	(168,955)
Proceeds from collection of notes	1,484,210	-
Acquistion deposits	478,391	-
Paid for acquisition – net of cash acquired	(16,085,930)	(1,035,125)
Net cash (used in) provided by continuing operations	(16,039,462)	(7,280,328)
Net cash (used in) provided by investing activities	(16,039,462)	(7,280,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of equity financing	18,768,054	-
Net cash provided by financing activities	18,768,054	-

Effect of exchange rate changes on cash and cash equivalents	(360,699)	48,587

Net change in cash and cash equivalents	6,914,037	2,667,993
Cash and cash equivalents, beginning balance	36,677,422	15,720,182
Cash and cash equivalents, ending balance	$43,591,459	$18,388,175

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income taxes	$2,984,342	$3,043,089
Other non-cash transactions
Net assets sold of discontinued operations	$-	$1,659,292
Goodwill attributable to sold discontinued operations	-	3,630,539
Note received on disposition	-	(2,773,411)
Fair value of treasury stock received	-	(2,780,950)
Loss on disposition	-	(770,595)
Cash of discontinued operations	$-	$(1,035,125)
Purchased goodwill	$(14,915,770)	$-
Purchased intangible assets	(3,236,376)	-
Fair value of assets purchased less cash acquired	(767,601)	-
Acquisition financed with stock issuance	2,833,817	-
Acquisition paid for with cash - net of acquired	$(16,085,930)	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND THE YEAR ENDED DECEMBER 31, 2009

			Additional	Other			Total
			Paid In	Comprehensive	Retained	Statutory	Stockholders’
		Amount	Capital	Income	Earnings	Reserve	Equity

Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$1,520,166	$26,633,573	$372,144	$44,400,872
Restated
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009			(2,091,738)		536,777		(1,554,961)
Foreign currency translation adjustments				124,967			124,967
Stock based compensation – Net of warrants exercise	41,120	42	1,154,367				1,154,409
Fair market value Of treasury stock received and retired	(238,095)	(239)	(2,780,711)				(2,780,950)
Warrants exercised	811,941	813	6,571,017				6,571,830
Options exercised	3,300	3	9,567				9,570
Stock Subscription	2,222,222	2,222	18,948,027				18,950,249
Income for the year ended December 31, 2009					10,744,901		10,744,901
Balance December 31, 2009	16,714,457	$16,714	$37,671,645	$1,645,133	$37,915,251	$372,144	$77,620,887

Balance December 31, 2009	16,714,457	$16,714	$37,671,645	$1,645,133	$37,915,251	$372,144	$77,620,887

Foreign currency translation adjustments				(360,699)			(360,699)
Stock based compensation			677,004				677,004
Stock issued for acquisitions	326,629	327	2,833,491				2,833,818
acquisitions adjustments						360,138	360,138
Stock Subscription	2,857,143	2,857	18,765,197				18,768,054
Income for the six months ended June 30, 2010					10,134,039		10,134,039
Balance June 30, 2010	19,898,229	$19,898	$59,947,337	$1,284,434	$48,049,290	$732,282	$110,033,241

The accompanying notes are an integral part of these audited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 1 - ORGANIZATION

Universal Travel Group was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited – BVI was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd. was incorporated on March 9, 1998 under the laws of the Peoples Republic of China (PRC)., Shenzhen Speedy Dragon Enterprises Limited was incorporated in August of 2002 under the laws of PRC, Xian Golden Net Travel Serve Services was incorporated on July 25, 2001 under the laws of PRC, Shanghai Lanbao Travel Service Co., Ltd. was established in 2002 under the laws of Shanghai China. Foshan Overseas International Travel Service Co., Ltd. was incorporated in 1990 under the laws of PRC, Chongqing Universal Travel E-Commerce Co., Ltd. and Shenzhen Universal Travel Agency Co., Ltd. were both incorporated in 2009 under the laws of PRC, Hebei Tianyuan Travel Agency Co., Ltd. was incorporated in April 1999 under the laws of PRC, Huangshan Holiday Travel Service Co., Ltd. was incorporated in April 1999 under the laws of PRC, Zhengzhou Yulongkang Travel Agency Co., Ltd. was incorporated in 2000 under the laws of PRC,  Kunming Business Travel Service Co., Ltd. was incorporated in 1993 under the laws of PRC, Shanxi Jinyang Travel Agency Co., Ltd. was incorporated in 1988 under the laws of PRC. Full Power Enterprise Global Limited owns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively these corporations are referred to herein as the Company.

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
JUNE 30, 2010
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

Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as discontinued operations. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to confirm with current year’s presentation of the discontinued operations. The following table summarized the operating result of the discontinued operations for the three and six month ended June 30, 2009:

	Six months ended	Three months ended
	June 30, 2009	June 30, 2009
Sales	$3,631,545	$1,772,566
Cost of sales	3,218,140	1,613,857

Gross profit	413,405	158,709

Operating expenses	190,989	96,057
Income from discontinued operation before income tax	222,416	62,652

Income tax	44,441	16,370
Net Income from discontinued operations	$177,975	$46,282

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of June 30, 2010 and December 31, 2009 the accounts of Universal Travel Group were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 220”). Transaction gains and losses are reflected in the income statement.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Travel Group and its wholly owned subsidiaries Shenzhen Yuzhilu Aviation Service Co., Ltd., Shenzhen Speedy Dragon Enterprises Limited, Shanghai Lanbao Travel Service Co., Ltd., Xian Golden Net Travel Serve Services, Ltd., Foshan Overseas International Travel Service Co. Ltd., Chongqing Universal Travel E-Commerce Co., Ltd., Shenzhen Universal Travel  Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Kunming Business Travel Service Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd., and Full Power Enterprise Global Limited collectively referred to herein as the Company.  On June 12, 2009 the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited. Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as a discontinued operation. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to confirm with current year’s presentation of the discontinued operations.  All material inter-company accounts, transactions and profits have been eliminated in consolidation.

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
JUNE 30, 2010
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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $471,751 and $414,927 as of June 30, 2010 and December 31, 2009, respectively.

Description	Balance at beginning of year	Charged to expenses	Deductions	Balance as of June 30, 2010

Allowance for doubtful receivables	$414,927	$56,824	$-	$471,751

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Furniture and Fixtures	5 years
Transportation equipment	5 years
Office equipment	5 years
Leasehold Improvements	5 – 10 years

As of June 30, 2010 and December 31, 2009, Property, Plant & Equipment of consist of the following:

	June 30, 2010	December 31, 2009

Office equipment	$6,137,874	$4,146,637
Transportation equipment	428,749	150,232
Furniture & fixtures	52,905	23,560
Leasehold improvements	1,465,385	1,385,481
	8,084,913	5,705,910
Accumulated depreciation	(1,597,694)	(713,233)
	$6,487,219	$4,992,677

Depreciation expense for the three months ended June 30, 2010 and 2009 was $ and $77,997, respectively, of which $59,040 and $70,197 was included as part of cost of services for the three months ended June 30, 2010 and 2009, respectively.

Depreciation expense for the six months ended June 30, 2010 and 2009 was $645,905 and $60,082, respectively, of which $107,232 and $140,424 was included as part of cost of services for the six months ended June 30, 2010 and 2009, respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

As of June 30, 2010 and December 31, 2009, Goodwill consists of the following:

	June 30, 2010	December 31,2009
Shanghai Lanbao Travel Service Co., Ltd.	$3,081,799	$3,081,799
Foshan International Travel Service Co., Ltd.	6,049,576	6,049,576
Xian Golden Net Travel Serve Services Co.,Ltd.	764,895	764,895
Zhengzhou Yulongkang Agency Co., Ltd.	4,102,061	-
Hebei Taiyuan Travel Agency Co., Ltd.	3,208,455	-
Huangshan Holiday Travel Service Co., Ltd	1,949,080	-
Kunming Business Travel Service Co., Ltd.	4,009,070	-
Shanxi Jinyang Travel Agency Co., Ltd.	1,647,104	-
	$24,812,040	$9,896,270

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  On January 1, 2009, the warrants, under ASC 815, were reclassified from equity to derivative liability for the then relative fair market value of $2,091,738 and marked to market.  The values of the warrants were decreased by $536,776 from the warrants issuance date to the adoption date of ASC 815 on January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $2,091,738 to reclassify the warrants from equity to derivative liability and an increase in retained earnings of $536,776 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  For the three and six month ended June 30, 2010, the Company recorded a gain on change in fair value of derivative liability of $109,451 and $949,004, respectively, to mark to market for the increase in fair value of the warrants during the three and six month periods ended June 30, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

The Company determined the fair value of the reset provisions at January 1, 2009 was $1,554,961 as the initial fair value at the adoption date of EITF No. 07-05.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: 0%; volatility: 136%, risk free rate: 1.55%, expected term: 4.66 years.

The Company determined the fair value of the reset provisions at June 30, 2010 was 886,314. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 115%, risk free rate: 1.79%, expected term: 3.16years.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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
JUNE 30, 2010
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
JUNE 30, 2010
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

Consolidated costs such as stock-based compensation and corporate professional fees are not allocated to any segment. These costs are reported as general operating expenses in the Company’s Statements of Operations. For the three months ended June 30, 2010 and 2009, such expenses amounted $340.372 and $1,198,963, respectively. For the six months ended June 30, 2010 and 2009, such expenses amounted $677,004 and $1,504,751, respectively.

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
JUNE 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The Company’s intangible assets consist primarily of map of hotels and scenic spots used for marketing purposes, CRM systems software, accounting software, and Organization cost of new companies. These definitive lived intangible assets are being amortized over their useful lives. Expenditures of $51,359 and $168,954 were capitalized for the six months ended June 30, 2010 and 2009, respectively, and will be amortized over a 5 year life.  In conjunction the acquisitions during the six months ended June 30, 2010, the Company capitalized $3,236,376 of Identifiable Intangible Assets, which are being amortized over 5 years. The Company recorded amortization expenses for definitive lived intangible assets of $45,561 and $55,572 for the six months ended June 30, 2010 and 2009, $29,046 and $28,545 for the three months ended June 30, 2010 and 2009, respectively, and amortization expenses for Identifiable Intangible Assets of $260,937 and $161,819 for the six months and three months ended June 30, 2010, respectively. The Company will record approximately $800,672, $762,162 and $683,499 over the next three years, respectively.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Basic earnings (losses) from continuing operations per share:
Numerator:
Income (loss) from continuing operations used in computing basic earnings (losses) per share	$10,134,039	$1,389,134	$6,044,198	$(1,860,712)
Income (loss) from continuing operations applicable to common shareholders	$10,134,039	$1,389,134	$6,044,198	$(1,860,712)

Denominator:
Weighted average common shares outstanding	17,066,154	13,851,530	17,404,834	13,829,091
Basic earnings (losses) per share from continuing operations	$0.59	$0.10	$0.35	$(0.14)

Diluted earnings (losses) per share from continuing operations:
Numerator:
Income (loss) from continuing operations used in computing diluted earnings (losses) per share	$10,134,039	$1,389,134	$6,044,198	$(1,860,712)
Income (loss) from continuing operations applicable to common shareholders	$10,134,039	$1,389,134	$6,044,198	$(1,860,712)

Denominator:
Weighted average common shares outstanding	17,066,154	13,851,530	17,404,834	13,829,091
Weighted average effect of dilutive securities:
Stock options and warrants	869,159	426,126	814,806	471,966
Shares used in computing diluted net income (loss) per share	17,935,313	14,277,656	18,219,639	14,301,057
Diluted earnings (losses) per share from continuing operations	$0.57	$0.10	$0.33	$(0.13)

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share (Continued)

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Basic earnings (losses) from discontinuing operations per share:
Numerator:
Income (loss) from discontinuing operations used in computing basic earnings per share	$-	$(592,620)	$-	$(724,313)
Income (loss) from discontinuing operations applicable to common shareholders	$-	$(592,620)	$-	$(724,313)

Denominator:
Weighted average common shares outstanding	17,066,154	13,851,530	17,404,834	13,829,091
Basic earnings per share from discontinuing operations	$-	$(0.04)	$-	$(0.05)

Diluted earnings (losses) per share from discontinuing operations:
Numerator:
Income (loss) from discontinuing operations used in computing diluted earnings (losses) per share	$-	$(592,620)	$-	$(724,313)
Income (loss) from discontinuing operations applicable to common shareholders	$-	$(592,620)	$-	$(724,313)

Denominator:
Weighted average common shares outstanding	17,066,154	13,851,530	17,404,834	13,829,091
Weighted average effect of dilutive securities:
Stock options and warrants	869,159	426,126	814,806	471,966
Shares used in computing diluted net income (loss) per share	17,935,313	14,277,656	18,219,639	14,301,057
Diluted earnings per share from discontinuing operations	$-	$(0.04)	$-	$(0.05)

Total net income (loss) per common share
Basic	$0.59	$0.06	$0.35	$(0.19)
Dilute	$0.57	$0.06	$0.33	$(0.18)

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

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
JUNE 30, 2010
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
JUNE 30, 2010
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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)

Note 3 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of June 30, 2010 and December 31, 2009 the Company had paid $7,706,484 and $9,775,735 as trade deposits respectively.

The following summaries the Company’s deposits outstanding by each of its subsidiaries and the nature and purpose of each deposit as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Shenzhen Yuzhilu Aviation Service Co., Ltd:
Deposit for tripeasy kiosks. The Company will start record of asset and depreciation on a 5 year straight-line method for the actual number of kiosk when they start operation.	$-	$1,465,592
Deposit for central ticket system. This was a credit based for obtaining air tickets from third party before any payments, and the full amounts are returnable.	3,834
Deposit for airlines. This was a credit based for issuing air-tickets, and the full amount is returnable if the company discontinues air-ticket business.	516,115	2,811,004
Deposit for Financial System Software	-	16,898
Deposit for air-ports. This was a deposit for admittance to do marketing in air-ports, and is deductible against monthly rental obligation to air-ports	-	8,508
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	3,529,929	1,100,158
Subtotal	4,049,878	5,402,160

Huangshan Holiday Travel Agency Co., Ltd.:
Advance payment to tour guides for expenses during leading the tour. This will be transferred to costs when the tour guide return from tour and provide supporting evidence.	885	-
Subtotal	885	-

Foshan Overseas International Travel Service Co. Ltd.:
Deposit paid to tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies.	458,056	969,261
Advance payment to tour guides for expenses during leading the tour. This will be transferred to costs when the tour guide return from tour and provide supporting evidence.	-	243,342
Subtotal	458,056	1,212,603

Xian Golden Net Travel Serve Services, Ltd.:
Deposit for Tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies	560,353	425,396
Deposit for transportations. This was a credit based for co-operate transportation suppliers, and is deductible against transportation payments, the balance is returnable when cease doing business with these agencies.	-	132,019
Subtotal	560,353	557,415

Chongqing Travel World E-Business Co., Ltd.
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	2,600,447	2,587,279
Subtotal	2,600,447	2,587,279

Shenzhen Universal Travel
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	36,865	16,278
Subtotal	36,865	16,278
Total	$7,706,484	$9,775,735

The Company cancelled a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operation and providing working capital funding and the unrelated company returned all advances. As of June 30, 2010 and December 31, 2009 the Company has advanced this company $0 and $440,063, respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2010, Due from related party account has balance of $6.99 million, which was an advance for cash payment of two acquisitons in June. The payments were paid by corporate account on June 28, 2010 and the related party returned the same amount on August 10, 2010.

Note 6 - INCOME TAXES

The Company through its subsidiary Shenzhen Yuzhilu Aviation Service Co., Ltd. is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) the Company has a statutory rate of 25%. The following is a reconciliation of income tax expense for the three and six months ended June 30, 2010 and 2009.

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Current	$3,393,028	$2,138,151	$1,907,901	$1,020,955
Deferred		-		-
Total	$3,393,028	$2,138,151	$1,907,901	$1,020,955

Note 7 – COMMITMENTS

The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $551,511 and $147,903 for six months ended June 30, 2010 and 2009, respectively. Rental expense for leases were $340,995 and $52,966 for three months ended June 30, 2010 and 2009, respectively.  The Company has future minimum lease obligations as of June 30, 2010 as follows:

2011	$698,395
2012	295,670
2013	262,934
2014	201,274
2015	30,818
There after	11,060
Total	$1,500,151

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)

Note 8 – COMMON STOCK

In January 2007 the company adopted the Universal Travel Group 2007 Equity Incentive Plan. Under the terms of this Plan the Company issued 1,256,667 shares of the Company’s stock, valued at $1,583,400, for services rendered during the period from October 2, 2006 through February 28, 2007.

On June 28, 2010, the Company consummated the acquisition of a 100% interest in Kunming Business Travel Agency Co., Ltd.  ("KBT") for a cash and stock transaction valued at approximately US$5.7 million in aggregate. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 79,487 newly issued shares of the Registrant’s common stock, which were given to KBT’s Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $5,163,626.

KBT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of KBT.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC810. The allocation of the purchase price is as follows:

Cash acquired	$686,825
Accounts receivable	1,983
Due to shareholders	155,624
Other assets	247,737
Property Plant & Equipment	94,074
Identifiable Intangibles	892,898
Goodwill	4,009,070
Total assets acquired	6,088,211
Liabilities assumed
Accounts & Income Taxes payable	244,784
Other payable	107,559
Total	$5,735,868

The excess of purchase price over tangible assets acquired and liabilities assumed was $4,901,968 of which 4,009,070 was recorded as goodwill. At the time of the acquisition $892,898 of identifiable intangibles assets existed under the contractual-legal or the reparability criterion as required under ASC 805.

Prior to the acquisition, Kunming Business Travel Agency Co., Ltd. prepared its financial statements under accounting principles generally accepted in the United States of America.

On June 28, 2010, the Company consummated the acquisition of a 100% interest in Shanxi Jinyang Travel Agency Co., Ltd. ("SJT") for a cash and stock transaction valued at approximately US$2.3 million in aggregate. This amount is included in the cost of net assets and goodwill purchased.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 8 – COMMON STOCK (CONTINUED)

The stock consideration consisted of 31,387 newly issued shares of the Registrant’s common stock, which were given to SJT’s Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $2,038,946.

SJT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of SJT.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC810. The allocation of the purchase price is as follows:

Cash acquired	$18,655
Due from shareholders	247,357
Other assets	146,972
Property Plant & Equipment	21,634
Identifiable Intangibles	361,124
Goodwill	1,647,104
Total assets acquired	2,442,846
Liabilities assumed
Accounts & Income Taxes payable	38,087
Other payable	139,827
Total	$2,264,932

The excess of purchase price over tangible assets acquired and liabilities assumed was $2,008,228 of which 1,647,104 was recorded as goodwill. At the time of the acquisition $361,124 of identifiable intangibles assets existed under the contractual-legal or the reparability criterion as required under ASC 805.

Prior to the acquisition, Shanxi Jinyang Travel Agency Co., Ltd. prepared its financial statements under accounting principles generally accepted in the United States of America.

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

ZYT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of ZYT.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 8 – COMMON STOCK (CONTINUED)

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC810. The allocation of the purchase price is as follows:

Cash acquired	$1,147,303
Accounts receivable	32,286
Other assets	5,926
Property Plant & Equipment	31,308
Identifiable Intangibles	805,626
Goodwill	4,102,061
Total assets acquired	6,124,510
Liabilities assumed
Accounts & Income Taxes payable	364,999
Other payable	46,575
Total	$5,712,936

The excess of purchase price over tangible assets acquired and liabilities assumed was $4,907,687 of which 4,102,061 was recorded as goodwill. At the time of the acquisition $805,626 of identifiable intangibles assets existed under the contractual-legal or the reparability criterion as required under ASC 805.

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

HHT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of HHT.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC810. The allocation of the purchase price is as follows:

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 8 – COMMON STOCK (CONTINUED)

Cash acquired	$87,867
Accounts receivable	204,435
Other assets	404,929
Property Plant & Equipment	75,788
Identifiable Intangibles	479,870
Goodwill	1,949,080
Total assets acquired	3,201,969
Liabilities assumed
Accounts & Income Taxes payable	223,734
Other payable	48,720
Total	$2,929,515

The excess of purchase price over tangible assets acquired and liabilities assumed was $2,428,950 of which 1,949,080 was recorded as goodwill. At the time of the acquisition $479,870 of identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under ASC 805.

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

The stock consideration consisted of 93,283 newly issued shares of the Registrant’s common stock, which were given to HTT’s Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $3,519,736.

 HTT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of HTT.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC810. The allocation of the purchase price is as follows:

Cash acquired	$181,316
Accounts receivable	166,618
Other assets	465,034
Property Plant & Equipment	42,308
Identifiable Intangibles	696,858
Goodwill	3,208,455
Total assets acquired	4,760,589
Liabilities assumed
Accounts & Income Taxes payable	238,525
Other payable	123,602
Total	$4,398,462

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)

Note 8 – COMMON STOCK (CONTINUED)

The excess of purchase price over tangible assets acquired and liabilities assumed was $3,905,313 of which 3,208,455 was recorded as goodwill. At the time of the acquisition $696,858 of identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under ASC 805.

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
JUNE 30, 2010
 (UNAUDITED)

Note 8 – COMMON STOCK (CONTINUED)

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
JUNE 30, 2010
 (UNAUDITED)

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
JUNE 30, 2010
(UNAUDITED)

Note 8 – COMMON STOCK (CONTINUED)

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

On June 21, 2010, the Company closed an underwriting agreement with Brean Murrary, carret & Co., LLC, as representative of the underwriters, related to a public offering of 2, 857, 143 shares of the common stock, par value $0.001 (the “shares”) for a purchase price of $7.00 per share and an aggregate purchase consideration of $20,000,001. In connection with the subscription the company paid 5% underwriting commission, fees and other costs pertainning to the agreement totaling $1,231,947. Net proceeds of the transaction were $18,768,054. The offer and sale of the Shares were made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333- 161139) initially filed with the Securities and Exchange Commission on August 7, 2009 and amended on November 2, 2009. The Registration Statement was declared effective on November 5, 2009.

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
JUNE 30, 2010
 (UNAUDITED)

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

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to, ASC 718, the Company recorded a service period expense of $677,004 and $495,725 for the six months ended June 30, 2010 and 2009, and $340,372 and $330,725 for the three months ended June 30, 2010 and 2009, respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)

Note 9 – STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

	Total	Exercise Price	Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2009	1,603,888	$2.70–11.25	7.44-9.67yrs	-

Outstanding, June 30, 2010	1,603,888

Pursuant to the Securities Purchase Agreement entered into On August 28, 2008, the Company issued warrants to purchase 764,786 shares of Common Stock. The unit purchase price was $4.65 per Common Share and a related Warrant for the purchase of one-half a Common Share, times the number of Common Shares purchased. Market Value of the Company’s stock on August 28, 2008 was $4.05. Each warrant has an Exercise Price of $8.13 and a term of 5 years from the date of issuance.  The Company measured and recognized an aggregate of $2,091,738 of the proceeds to additional paid in capital upon issuance of these warrants. The terms of the warrants provide for an adjustment to the exercise price of these warrants if the company closes on the sale or issuance of common stock at a price which is less than the exercise price then in effect for these warrants. Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On January 1, 2009, the warrants were reclassified from equity to derivative liability for the then fair market value and marked to market (see Note 2 Derivative Liability).  On August 20, 2009 322,580 warrants valued at $3,598,571 as of that date, were exercised under the cashless exercise provisions of the warrants. The Company issued 132,251 shares of common stock. On October 15, 2009, 215,054 warrants valued at $2,888,495 as of that date were exercised under the cashless exercise provision of the warrants. The company issued 103,318 shares of common stock.

Note 10 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of June 30, 2010 and December 31, 2009 are as follows:

	Foreign Currency	Accumulated Other
	Translation	Comprehensive
	Adjustment	Income
Balance December 31, 2008	$1,520,166	$1,520,166
Changes for year ended December 31, 2009	124,967	124,967
Balance December 31, 2009	1,645,133	1,645,133
Changes for the six months ended June 30, 2010	(360,699)	(360,699)
Balance at June 30, 2010	$1,284,434	$1,284,434

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)

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

Note 13 -   SEGMENT INFORMATION

Upon the disposition of Shenzhen Speedy Dragon Enterprises Limited pursuant to a termination agreement dated June 12, 2009, the Company currently operates and prepares accounting and other financial reports separately to management for eleven major business organizations (Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd., Foshan International Travel Service Co., Ltd.,  Xian Golden Net Travel Serve Services, Chongqing Travel World E-Business Co., Ltd., Shenzhen Universal Travel Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Kunming Business Travel Service Co., Ltd., and Shanxi Jinyang Travel Agency Co., Ltd.). Pursuant to SFAS 131 they disclose segments on a single entity basis, which in their case is the legal entity. Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd., hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd., packaged tours segment relates to Foshan International Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Service Company Ltd., Shenzhen Universal Travel Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Kunming Business Travel Service Co., Ltd., and Shanxi Jinyang Travel Agency Co., Ltd.. Management monitors these segments regularly to make decisions about resources to be allocated to the segment and assess its performance,

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)

Note 13 -   SEGMENT INFORMATION (CONTINUED)

The following tables’ present summarized information by segment:

	Air Ticketing	Hotel Reservation	Package Tours	Other	Total
	Six Months Ended June 30, 2010
Sales, net	$10,442,953	$6,169,248	$46,259,418	$-	$62,871,619
Cost of sales	$1,202,103	$2,160,523	$40,453,880	$-	$43,816,506
Gross profit	$9,240,850	$4,008,725	$5,805,538	$-	$19,055,113
Income from operations	$4,833,592	$3,918,849	$5,429,109	$(654,482)	$13,527,068
Depreciation & Amortization	$641,117	$879	$49,469	$260,937	$952,402
Asset Expenditures	$1,881,654	$33,467	$1,012	$	$1,916,133
Total assets	$30,987,883	$9,499,533	$8,024,758	$5,210,309	$53,722,483
	Six Months Ended June 30, 2009
Sales, net	$6,045,642	$5,230,975	$22,639,535	$-	$33,916,152
Cost of sales	$651,979	$1,683,627	$19,279,043	$-	$21,614,649
Gross profit	$5,393,663	$3,547,348	$3,360,492	$-	$12,301,503
Income from operations	$3,722,661	$3,471,539	$2,846,988	$(837,401)	$9,203,787
Depreciation & Amortization	$180,515	$2,618	$7,606	$-	$190,739
Asset Expenditures	$6,076,248	$-	$-	$-	$6,076,248
Total assets	$30,987,883	$9,499,533	$8,024,758	$5,210,309	$53,722,483
	Three Months Ended June 30, 2010
Sales, net	$6,005,989	$3,018,872	$27,716,752	$-	$36,741,613
Cost of sales	$399,514	$1,071,350	$24,717,610	$-	$26,188,474
Gross profit	$5,606,475	$1,947,522	$2,999,142	$-	$10,553,139
Income from operations	$2,566,078	1,890,597	2,845,473	649,951	$7,952,099
Depreciation & Amortization	$342,699	$440	$35,087	$161,819	$540,045
Asset Expenditures	$1,243,298	$22,061	$1,011	$-	$1,266,371
Total assets	$30,987,883	$9,499,533	$8,024,758	$5,210,309	$53,722,483
	Three Months Ended June 30, 2009
Sales, net	$3,294,514	$2,714,144	$12,396,815	$-	$18,405,473
Cost of sales	$349,173	$910,164	$10,616,442	$-	$11,875,779
Gross profit	$2,945,341	$1,803,980	$1,780,373	$-	$6,529,694
Income from operations	$2,147,871	$1,772,243	$1,461,127	$(416,466)	$4,964,775
Depreciation & Amortization	$100,886	$1,557	$3,640	$-	$106,083
Asset Expenditures	$4,815,850	$-	$-	$-	$4,815,850
Total assets	$30,987,883	$9,499,533	$8,024,758	$5,210,309	$53,722,483

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)

Note 14 -   SUBSEQUENT EVENTS

On March 4, 2010, the company announced that it has entered into letters of intent to acquire four travel agency businesses in China – Tianjin Hongxun Aviation Agency Co., Ltd. (“Tianjin Hongxun”), Shanxi Jinyang Travel Agency Co., Ltd. (“Shanxi Jingyang”), Kunming Business travel Agency Co., Ltd. (“Kunming Business Travel”), and Shandong Century Aviation Development Co., Ltd. (“Shandong Century”) – for a total purchase consideration of $19.5 million. The combined unaudited 2009 revenue and net income for the four travel agencies were $23.0 million and $3.0 million, respectively.  The final purchase consideration of Tianjin Hongxun and Shandong Century may be subject to adjustment after completion of the diligence by the Company.

On July 13, 2010, the company announced a partnership with Agoda, a subsidiary of Priceline.com, to strengthen its hotel reservation business segment and upgrade its website, www.cnutg.com. Under the agreement, Universal Travel Group will offer its customers access to Agoda’s international network of hotels. Through the updated cnutg.com website, travelers will be able to enjoy special Agoda promotions and instant confirmation at tens of thousands of hotels worldwide.  Through this partnership with Universal Travel Group, Agoda intends to increase its exposure in the large Chinese travel market.

For the six months ended June 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through August 9, 2010, the date of the financial statement issuance.

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

In the second quarter of 2009, based on the past performance of our air cargo business, as well as the market perspective of this business, we decided to spin off our Speedy Dragon Enterprise Limited subsidiary, and as a result, exited the air cargo business. We believe the spin-off was beneficial to us as it allowed us to concentrate on our core business of selling air tickets, hotel accommodations and packaged tours.

In order to seize the opportunities arising from the economic promotion by the Chinese government of the mid and western regions of the PRC, we strategically set up Chongqing Universal Travel E-Business Co., Ltd. to strengthen our presence in that region in the second quarter of 2009 and began generating revenues in the third quarter of 2009.

In March 2010, we completed the acquisition of Huangshan Holiday Travel Service Co., Ltd. ("Huangshan Holiday"), Hebei Tianyuan International Travel Agency Co., Ltd. ("Tianyuan"), and Zhengzhou Yulongkang Travel Agency Co., Ltd. ("Yulongkang"). At the end of June 2010, we also completed the acquisition of Shanxi Jinyang Travel Agency Co., Ltd ("Shanxi Jinyang") and Kunming Business Travel Agency Co., Ltd (“Kunming Business Travel”), two other packaged tour services providers.

We believe that these acquisitions of travel service providers would help us further expand our geographic coverage in the fast growing domestic travel market. We believe our comprehensive service platform and broad customer reach will enable us to improve the sales volume and operation efficiency of these new acquisitions. On the other hand, they will also help lift the sales volume and operation efficiency of our existing subsidiaries, and thus improve our overall earnings and profit margins.

We currently have three discrete lines of business and revenue. Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd. Our hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd. Our packaged tours segment relates to the remaining eight operating subsidiaries: Foshan International Travel Service Co., Ltd, Xi’an Golden Net Travel Serve Service Company Limited, Shenzhen Universal Travel Agency Co. Ltd, Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd, Zhengzhou Yulongkang Travel Agency Co., Ltd, Shanxi Jinyang Travel Agency Co., Ltd and Kunming Business Travel Agency Co., Ltd.

Operations of each segment are exclusive to the operations of the associated subsidiary company. Those new subsidiaries which previously had air-ticketing service or hotel reservation services were consolidated into our existing air-ticketing and hotel reservation services. With higher volume in these two business segments, we believe that we now have better bargaining power with our suppliers, the airlines or hotels.

On June 21, 2010 we closed a common stock offering transaction. In this transaction, we issued 2,857,143 shares of common stock at $7.00 per share for an aggregate amount of $20 million.

On June 24, 2010, upon the approval of the Civil Aviation Administration of China (CAAC), a number of Chinese airlines claimed that they were authorized to cut the commission paid to travel agencies from 5% to 3%. Currently there has been no major impact on our existing businesses, since these airlines had only reduce the commission rate for a few flights departing from Beijing and Shanghai.

We believe that airlines will still heavily rely on travel agencies to sell their tickets in the near future and will have to continue payment sales commissions to them.

We also anticipate the proposed airline commission rate cut would accelerate the consolidation of  the Chinese travel industry. The more efficient and better managed service providers will excel over their competitions and gain more market shares in this industry, while their smaller competitors would either consolidate with other agencies or wind up.

In July 2010, we partnered with Agoda, a subsidiary of Priceline.com, to strengthen our hotel reservation business segment. Under this partnership agreement, we offer our customers access to Agoda's international network of hotels. Through our website, travelers will be able to enjoy special Agoda promotions and instant confirmation at tens of thousands of hotels worldwide. Also through this partnership, Agoda intends to increase its exposure in the large Chinese travel market. This partnership offers us the opportunity to work with one of the world's largest online hotel reservation agencies and further strengthen our hotel reservation segment. The cooperation with Agoda fits with our strategy of expanding our higher margin business segments. We intend to leverage Agoda's global brand awareness and look forward to higher volume in hotel reservation.

In 2009, we were selected one of the Top Ten Brands of Travel Services in the People’s Republic of China. We believe our quality of services will distinguish us in our long term competitiveness.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE, 2010 AND 2009

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the three months ended June 30, 2010 and 2009 respectively.

Because the Company had spun off its Speedy Dragon Enterprise Limited subsidiary and exited the air cargo business in the second quarter of 2009, all numbers attributable to continuing operations in the following discussion do not include the operating results of Speedy Dragon Enterprise Limited for the second quarter of 2009 and its historical results.  Such had been reclassified as discontinued operations.

	Three months ended June 30, 2010	Three months ended June 30, 2009	Increase / Decrease	Percentage
Revenues	$36,741,612	$18,405,473	$18,336,139	100%
Cost of Services	(26,188,473)	(11,875,779)	(14,312,694)	121%
Gross Profit	10,553,139	6,529,694	4,023,445	62%
SG&A	(3,461,037)	(1,564,919)	(1,896,118)	121%
Income from Operations	7,092,102	4,964,775	2,127,327	43%
Other income	3,363	2,591	772	23%
Gain (Loss) on change in fair value of derivative liabilities	839,553	(5,819,481)	6,659,034	N/M
Interest income	17,081	12,358	4,723	38%
Income before income taxes	7,952,099	(839,757)	8,791,856	N/M
Provision for income taxes	(1,907,901)	(1,020,955)	(886,945)	87%
Income (Loss) from continuing operations	6,044,198	(1,860,712)	7,904,910	N/M
Income from discontinued operations		46,282	(46,282)
Loss on disposition of discontinued operations		(770,595)	770,595
Net Income (Loss)	6,044,198	(2,585,025)	8,629,223	N/M

For the three months ended June 30, 2010:

Revenue Segment	Air tickets (YZL & CTE)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (All Others)	(%) of sector	Total
Revenue	$6,005,989	16.3%	3,018,872	8.2%	27,716,751	75.4%	36,741,612
Cost of Services	(399,513)	1.5%	(1,071,350)	4.1%	(24,717,610)	94.4%	(26,188,473)
Gross Profit	$5,606,475	53.1%	1,947,522	18.5%	2,999,142	28.4%	10,553,139
Gross Margin	93.3%		64.5%		10.8%		28.7%
Segment effect in Gross Margin (*)	15.3%		5.3%		8.2%		28.7%

For the three months ended June 30, 2009:

Revenue Segment	Air tickets (YZL)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (All Others)	(%) of sector	Total
Revenue	$3,294,514	17.9%	2,714,144	14.7%	12,396,815	67.4%	18,405,473
Cost of Services	(349,173)	2.9%	(910,164)	7.7%	(10,616,442)	89.4%	(11,875,779)
Gross Profit	$2,945,341	45.1%	1,803,980	27.6%	1,780,373	27.3%	6,529,694
Gross Margin	89.4%		66.5%		14.4%		35.5%
Segment effect in Gross Margin (*)	16.0%		9.8%		9.7%		35.5%

 (*) "Segment effect in Gross Margin" was calculated by multiplying "the percentage of the segment revenue over the total revenue" with "gross margin of the related sector". This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd. Our hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd. Our packaged tours segment relates to the remaining eight operating subsidiaries: Foshan International Travel Service Co., Ltd, Xi’an Golden Net Travel Serve Service Company Limited, Shenzhen Universal Travel Agency Co. Ltd, Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd, Zhengzhou Yulongkang Travel Agency Co., Ltd, Shanxi Jinyang Travel Agency Co., Ltd and Kunming Business Travel Agency Co., Ltd. Operations of each segment are exclusive to the operations of the associated subsidiary company.

Revenues for the three months ended June 30, 2010 were $36,741,612, compared to $18,405,473 for the same period 2009, an increase of $18,336,139, or approximately 100%. The contributions from the five newly acquired subsidiaries were $11,643,472, or 31.7% of our total revenues for these three months. Excluding this effect, revenues for the three months ended June 30, 2010 were $25,098,140, compared to $18,405,473 for the same period 2009, an increase of $6,292,666, or approximately 36%.

We have expended considerable efforts to expand our businesses, especially the packaged tour business. This resulted in the acquisition of five new packaged tour subsidiaries this year.  For that reason, along with the strong demand for travel demand as a result of the recovery of Chinese economy, and the continuing effect of the Chinese government’s stimulus package, our revenue for the quarter ended June 30, 2010 increased significantly from the same period the year before.  The high growth rate is also helped by the comparatively lower numbers in the same quarter last year, when the tourism industry was adversely affected by H1N1. We continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from online resales and the deployment of our TRIPEASY kiosks.

Revenue from air-ticketing segment were $6,005,989 for the three months ended June 30, 2010 compared to $3,294,514 for the same period last year, an increase of $2,711,475, or approximately 82%. This increase is generally driven by the same factors mentioned above, but more specifically, a result of the increased demand for air passenger transportation and higher ticket prices. We attribute the higher air ticket prices to the booming tourism, general inflation in Chinese economy, as well as the airlines acting together on pricing. As China’s economy recovers, we believe that our growth in air-ticketing is sustainable in the coming quarters.

Revenue from hotel reservations segment were $3,018,872 for the three months ended June 30, 2010 compared to $2,714,144 for the same period in 2009, an increase of $304,728, or approximately 11%. This increase is a result of the factors mentioned above for air tickets and the successful cross marketing of our various business segments. For this specific segment, we expect higher reservation volumes and higher revenue growth in the coming quarters, after our partnership with Agoda to leverage its global brand awareness and international hotel network.

Revenue from our packaged tour segment were $27,716,751 for the three months ended June 30, 2010, compared to $12,396,815 for the same period in 2009, an increase of $15,319,936, or approximately 124%. Excluding the effect of the five newly acquired subsidiaries, which was $11,643,472, our revenues from this segment were $16,073,279 for the three months ended June 30, 2010, compared to $12,396,815, for the same period in 2009, an increase of $3,676,465, or approximately 24%. This increase is a result of the recovery of Chinese economy, the government’s stimulus package, and our strong efforts in carrying our various marketing programs.

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

Costs of services for the three months ended June 30, 2010 were $26,188,474 compared to $11,875,779 for the same period in 2009, an increase of $14,312,695, or approximately 121%. The comparatively higher costs of services resulted from packaged tours making up a greater percentage of our total revenue and their corresponding higher cost of services. Excluding the costs of services for the five newly acquired subsidiaries, which was $9,821,769, costs of services for the three months ended June 30, 2010 were $16,366,705, compared to $11,875,779, for the same period 2009, an increase of $4,490,926, or approximately 38%. The increase is in tandem with the increase in revenue.

Costs of services from air-ticketing were $399,514 for the three months ended June 30, 2010, compared to $349,173 for the same period last year, an increase of $50,341, or approximately 14%. This increase is associated with the higher booking volumes, and the much higher increase of revenue in this segment.

Costs of services from hotel-reservation were $1,071,350 for the three months ended June 30, 2010, compared to $910,164 for the same period last year, an increase of $161,186, or approximately 18%. The increase is in tandem with the increase of revenue.

Costs of services from packaged-tour were $24,717,610 for the three months ended June 30, 2010, compared to $10,616,442 for the same period last year, an increase of $14,101,168 or approximately 133%. The increase is in tandem with the increase of revenue. Excluding the effect of the costs of services for the five newly acquired subsidiaries, which was $9,821,769, our costs of services from this segment were $14,895,841, for the three months ended June 30, 2010 compared to $10,616,442, for the same period in 2009, an increase of $4,279,399, or approximately 40%. The increase is also in tandem with the increase of revenue in this segment.

Gross Profit

Gross profit for the three months ended June 30, 2010 was $10,553,139, compared to $6,529,694, for the same period 2009, an increase of $4,023,445, or approximately 62%. The increase in gross profit is due to the same factors contributing to the growth in revenue. The exponential growth in both our domestic air-ticketing business and hotel reservations business is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $5,606,475 for the three months ended June 30, 2010, compared to $2,945,341 for the same period last year, an increase of $2,661,134, or approximately 90%. Gross profit margin for the three months ended June 30, 2010 was 93.3%, compared to 89.4% for the same period 2009, an increase of approximately 3.9%. The increase of gross margin for this segment was mainly attributable to the increased demand for air passenger transportation and higher ticket prices. The higher air ticket prices are a result of the booming tourism in China, the general inflation in Chinese economy, as well as the airlines acting together to determine pricing.

Gross profit in our hotel reservation segment was $1,947,522 for the three months ended June 30, 2010 compared to $1,803,980 for the same period last year, an increase of $143,542, or approximately 8%. Gross profit margin in this segment for the three months ended June 30, 2010 was 64.5% compared to 66.5% for the same period 2009, a decrease of approximately 2%. The slightly decreased gross profit margin is mostly due to the reclassification of the costs associated.

Gross profit in our packaged tour segment was $2,999,142 for the three months ended June 30, 2010 compared to $1,780,373 for the same period last year, an increase of $1,218,769, or approximately 68%.  Gross profit margin in this segment for the three months ended June 30, 2010 was 10.8% compared to 14.4% for the same period 2009, a decrease of 3.6%.  The reason for the lower overall gross profit margin is that we had to consolidate the five newly acquired subsidiaries in this segment and they had lower gross profit margins generally. Although currently these subsidiaries have lower profit margins than the existing subsidiaries, we believe that they have great potential to improve, and their strong local networks are critical in our nationwide expansion strategy.

Our air-ticketing and hotel reservation have much higher gross margin than our packaged tour business primarily as our revenue from air-ticketing and hotel reservation are the commission we generate and our costs of service are mainly business taxes, systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial; while costs of services for the packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, that all together are much substantial variable and fixed overheads.

Consolidated gross margin for the three months ended June 30, 2010 came in at 28.7%, a 6.8% decrease from the 35.5% the Company posted in the same period last year. The lower gross margin is mainly due to our changes in revenues mix. Due to the difference in revenues recognition, our packaged tour has lower gross margin. During the three months ended June 30, 2010, revenues generated from packaged tours, which have a smaller profit-margin, grew at a much higher rate than revenues generated from air ticketing and hotel reservations, leading to lower overall gross margin.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the three months ended June 30, 2010 and 2009 are as follows:

	For the three months ended June 30,
	2010	2009

Business related tax	$203,485	$172,547
Salary and commission	1,782,021	744,230
Marketing	120,241	508
Rent	93,355	44,151
Depreciation and amortization	384,002	10,655
Professional fees	394,245	85,742
Stock-based compensation	340,372	330,724
Other general and administrative expenses	143,316	176,362
Total	$3,461,037	$1,564,919

Selling, general and administrative expenses totaled $3,461,037 for three months ended June 30, 2010 compared to $1,564,919 for the same period last year, an increase of approximately 121%.

Selling, general and administrative expenses were approximately 9.4% of revenue for the three months ended June 30, 2010 as compared to 8.5% for the same period last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the three months ended June 30, 2010, as compared to the same period of last year. During the second quarter of 2010, we incurred extra professional fees and consolidation expenses for the aforesaid mergers and acquisitions, as well as for the $20 million of common stock offering in June. To promote our businesses, especially the packaged tour programs, we spent $120,241 on  advertisements this quarter when we did not incur so much last year. In the second half of 2009, we established two subsidiaries, Chongqing Universal Travel E-Business Co., Ltd and Shenzhen Universal Travel Agency Co. Ltd. Depreciation and amortization expenses of these two newly established companies, have been taken into account into selling, general and administrative expenses since the third quarter of 2009.

Other Income (Expenses)

Gain on change in fair value of derivative liability for the three months ended June, 2010 was $839,553 compared to a loss of $5,819,481 for same period last year. The Company adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009. The warrants issued in connection with the “Securities Purchase Agreement” dated August 28, 2008 were reclassified from equity to derivative liability and marked to market.  Therefore, the Company recorded a gain on change in fair value of derivative liability of $839,553 on June 30, 2010 to mark to market for the decrease in fair value of the warrants from April 1, 2010 to June 30, 2010.

Net Income

Net income was $6,044,198, or 16.5% of revenues for the three months ended June 30, 2010, compared to a loss of $2,585,025 for the same period last year. The significant increase in net income is mostly due to our efforts to expand our business, our merger and acquisition strategy, as well as the non-cash gain on change in fair value of derivative liability and the effect of the discontinued operation.

SIX MONTHS ENDED JUNE, 2010 AND 2009

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the six months ended June 30, 2010 and 2009 respectively.

Because the Company had spun off its Speedy Dragon Enterprise Limited subsidiary and exited the air cargo business in the second quarter of 2009, all numbers attributable to continuing operations in the following discussion do not include the operating results of Speedy Dragon Enterprise Limited for the first quarter of 2009 and its historical results.  Such had been reclassified as discontinued operations.

	Six months ended June 30, 2010	Six months ended June 30, 2009	Increase / Decrease	Percentage
Revenues	$62,871,619	$33,916,152	$28,955,467	85%
Cost of Services	(43,816,506)	(21,614,152)	(22,201,857)	103%
Gross Profit	19,055,113	12,301,503	6,753,610	55%
SG&A	(6,524,679)	(3,097,716)	(3,426,962)	111%
Income from Operations	12,530,434	9,203,787	3,326,648	36%
Other income	6,917	6,419	498	8%
Gain on change in fair value of derivative liabilities	949,004	(5,706,217)	6,655,221	N/M
Interest income	40,712	23,296	17,416	75%
Income before income taxes	13,527,068	3,527,285	9,999,783	283%

Provision for income taxes	(3,393,028)	(2,138,151)	(1,254,877)	59%
Income (Loss) from continuing operations	10,134,039	1,389,134	8,744,905	630%
Income from discontinued operations		177,975
Loss on disposition of discontinued operations		(770,595)
Net Income	10,134,039	796,514	9,337,525	1172%

For the six months ended June 30, 2010:

Revenue Segment	Air tickets (YZL & CTE)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (All Others)	(%) of sector	Total
Revenue	$10,442,953	16.6%	6,169,248	9.8%	46,259,418	73.6%	62,871,619
Cost of Services	(1,202,103)	2.7%	(2,160,523)	4.9%	(40,453,880)	92.3%	(43,816,506)
Gross Profit	$9,240,850	48.5%	4,008,725	21.0%	5,805,538	30.5%	19,055,113
Gross Margin	88.5%		65.0%		12.5%		30.3%
Segment effect in Gross Margin (*)	14.7%		6.4%		9.2%		30.3%

For the six months ended June 30, 2009:

Revenue Segment	Air tickets (YZL)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (All Others)	(%) of sector	Total
Revenue	$6,045,642	17.8%	5,230,975	15.4%	22,639,535	66.8%	33,916,152
Cost of Services	(651,979)	3.0%	(1,683,627)	7.8%	(19,279,043)	89.2%	(21,614,649)
Gross Profit	$5,393,663	43.8%	3,547,348	28.8%	3,360,492	27.3%	12,301,503
Gross Margin	89.2%		67.8%		14.8%		36.3%
Segment effect in Gross Margin (*)	15.9%		10.5%		9.9%		36.3%

 (*) "Segment effect in Gross Margin" was calculated by multiplying "the percentage of the segment revenue over the total revenue" with "gross margin of the related sector". This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd. Our hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd. Our packaged tours segment relates to the remaining eight operating subsidiaries: Foshan International Travel Service Co., Ltd, Xi’an Golden Net Travel Serve Service Company Limited, Shenzhen Universal Travel Agency Co. Ltd, Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd, Zhengzhou Yulongkang Travel Agency Co., Ltd, Shanxi Jinyang Travel Agency Co., Ltd and Kunming Business Travel Agency Co., Ltd. Operations of each segment are exclusive to the operations of the associated subsidiary company.

Revenues for the six months ended June 30, 2010 were $62,871,619, compared to $33,916,152 for the same period 2009, an increase of $28,955,467, or approximately 85%. The contributions from the five newly acquired subsidiaries were $16,917,786, or 27% of our total revenues for these six months. Excluding this effect, revenues for the six months ended June 30, 2010 were $45,953,833, compared to $33,916,152 for the same period 2009, an increase of $12,037,681 or approximately 35%.

The acquisition of the five subsidiaries this year was primarily due to our efforts to expand our businesses, especially the packaged tour business, along with the strong demand for travel demand as a result of the recovery of Chinese economy, and the continuing effect of the Chinese government’s stimulus package.  The high growth rate is also helped by the comparatively lower numbers in the same quarter last year, when the tourism industry was adversely affected by H1N1. We continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from online resales and the deployment of our TRIPEASY kiosks.

Revenues from air-ticketing segment were $10,442,953 for the six months ended June 30, 2010 compared to $6,045,642 for the same period last year, an increase of $4,397,311, or approximately 73%. This increase is generally driven by the same factors mentioned above, but more specifically, a result of the increased demand for air passenger transportation and higher ticket prices. We attribute the higher air ticket prices to the booming tourism, general inflation in Chinese economy, as well as the airlines acting together on pricing. As China’s economy recovers, we believe that our growth in air-ticketing is sustainable in the coming quarters.

Revenues from hotel reservations segment were $6,169,248 for the six months ended June 30, 2010 compared to $5,230,975 for the same period in 2009, an increase of $938,273, or approximately 18%. This increase is a result of the factors mentioned above for air tickets and the successful cross marketing of our various business segments. For this specific segment, we expect higher reservation volumes and higher revenue growth in the coming quarters, after our partnership with Agoda to leverage its global brand awareness and international hotel network.

Revenues from our packaged tour segment were $46,259,418 for the six months ended June 30, 2010, compared to $22,639,535 for the same period in 2009, an increase of $23,619,883, or approximately 104%. Excluding the effect of the five newly acquired subsidiaries, which was $16,917,786, our revenues from this segment were $29,341,632 for the six months ended June 30, 2010, compared to $22,639,535, for the same period in 2009, an increase of $6,702,097, approximately 30%. This increase is a result of the recovery of Chinese economy, the government’s stimulus package, and our strong efforts in carrying our various marketing programs.

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

Costs of services for the six months ended June 30, 2010 were $43,816,506 compared to $21,614,649 for the same period in 2009, an increase of $22,201,857, or approximately 103%. The comparatively higher costs of services resulted from packaged tours making up a greater percentage of our total revenue and their corresponding higher cost of services . Excluding the effect of the costs of services of the five newly acquired subsidiaries, which is $14,044,492, costs of services for the six months ended June 30, 2010 were $29,772,024, compared to $21,614,649, for the same period 2009, an increase of $8,157,365, or approximately 38%. The increase is in tandem with the increase of revenue.

Costs of services from air-ticketing were $1,202,103 for the six months ended June 30, 2010, compared to $651,979 for the same period last year, an increase of $550,124, or approximately 84%. The increase is in tandem with the increase of revenue, and the higher percentage increase is mostly due to our reclassification of costs.

Costs of services from hotel-reservation were $2,160,523 for the six months ended June 30, 2010, compared to $1,683,627 for the same period last year, an increase of $476,896, or approximately 28%. The increase is in tandem with the increase of revenue, and the higher percentage increase is mostly due to our reclassification of costs.

Costs of services from packaged-tour were $40,453,880 for the six months ended June 30, 2010, compared to $19,279,043 for the same period last year, an increase of $21,174,837 or approximately 110%. The increase is in tandem with the increase of revenue. Excluding the effect of the costs of services for the five newly acquired subsidiaries, which was $14,044,492, our costs of services from this segment were $26,409,388 for the six months ended June 30, 2010 compared to $19,279,043 for the same period in 2009, an increase of $7,130,345, or approximately 37%. The increase is also in tandem with the increase of revenue.

Gross Profit

Gross profit for the six months ended June 30, 2010 was $19,055,113 compared to $12,301,503, for the same period 2009, an increase of $6,753,610, or approximately 55%. The increase in gross profit is due to the same factors contributing to the growth in revenue. The exponential growth in both our domestic air-ticketing business and hotel reservations business is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $9,240,850 for the six months ended June 30, 2010, compared to $5,393,663 for the same period last year, an increase of $3,847,187, or approximately 71%. Gross profit margin for the six months ended June 30, 2010 was 88.5%, slightly lower than 89.2% for the same period 2009. The stability in gross margin for this segment was mainly attributable to the increased demand for air passenger transportation and higher ticket prices in the second quarter, while it slipped a little in the first quarter mostly due to seasonality. The higher air ticket prices came from the booming tourism, the general inflation in Chinese economy, as well as the airlines acting together on pricing.

Gross profit in our hotel reservation segment was $4,008,725 for the six months ended June 30, 2010 compared to $3,547,348 for the same period last year, an increase of $461,377, or approximately 13%. Gross profit margin in this segment for the six months ended June 30, 2010 was 65.0%, compared to 67.8% for the same period 2009, a decrease of 2.8%. The decreased gross profit margin is mostly due to the reclassification of the costs associated.

Gross profit in our packaged tour segment was $5,805,538 for the six months ended June 30, 2010 compared to $3,360,492 for the same period last year, an increase of $2,445,046, or approximately 73%.  Gross profit margin in this segment for the six months ended June 30, 2010 was 12.5% compared to 14.8% for the same period 2009, a decrease of 2.3%.  The reason for the lower overall gross profit margin is that we had to consolidate the five newly acquired subsidiaries into this segment and they had  lower gross profit margins generally. Although currently these subsidiaries have lower profit margins than the existing subsidiaries, we believe that they have great potential to improve, and their strong local networks are critical in our nationwide expansion strategy.

Our air-ticketing and hotel reservation have much higher gross margin than our packaged tour business primarily as our revenues from air-ticketing and hotel reservation are the commission we generated and our costs of service are mainly business taxes, systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial; while costs of services for the packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, that all together are much substantial variable and fixed overheads.

Consolidated gross margin for the six months ended June 30, 2010 came in at 30.3%, a 6% decrease from the 36.3% we posted in the same period last year. The lower gross margin is mainly due to our changes in revenues mix. Due to the difference in revenues recognition, our packaged tour has lower gross margin. During the six months ended June 30, 2010, revenues generated from packaged tours, which have a smaller profit-margin, grew at a much higher rate than revenues generated from air ticketing and hotel reservations, leading to lower overall gross margin.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the six months ended June 30, 2010 and 2009 are as follows:

	For the six months ended June 30,
	2010	2009

Business related tax	$359,063	$261,233
Salary and commission	2,880,472	1,465,152
Marketing	195,339	38,855
Rent	196,029	82,671
Depreciation and amortization	645,905	19,074
Professional fees	659,250	341,676
Stock-based compensation	677,004	495,725
Other general and administrative expenses	911,617	402,330
Total	$6,524,679	$3,097,716

Selling, general and administrative expenses totaled $6,524,679 for six months ended June 30, 2010 compared to $3,097,716 for the same period last year, an increase of approximately 111%.

Selling, general and administrative expenses were approximately 10.4% of revenue for the six months ended June 30, 2010 as compared to 9.1% for the same period last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the six months ended June 30, 2010, as compared to the same period of last year. During the first half of 2010, we incurred extra professional fees and consolidation expenses for the aforesaid mergers and acquisitions, as well as for the $20 million of common stock offering in June. To promote our businesses, especially the packaged tour programs, we spent $195,339 of advertisements in the first two quarters of 2010, while we did not incur so much for the same period last year. In the second half of 2009, we established two subsidiaries, Chongqing Universal Travel E-Business Co., Ltd and Shenzhen Universal Travel Agency Co. Ltd. Depreciation and amortization expenses of these two newly established companies have been taken into account since the third quarter of 2009.

Other Income (Expenses)

Gain on change in fair value of derivative liability for the six months ended June, 2010 was $949,004 compared to a loss of $5,706,217 for same period last year. The Company adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009. The warrants issued in connection with the “Securities Purchase Agreement” dated August 28, 2008 were reclassified from equity to derivative liability and marked to market.  Therefore, the Company recorded a gain on change in fair value of derivative liability of $949,004 on June 30, 2010 to mark to market for the decrease in fair value of the warrants from January 1, 2010 to June 30, 2010.

Net Income

Net income was $10,134,039, or 16.1% of revenues for the six months ended June 30, 2010, compared to $796,514, or 4.1% of revenues for the same period last year. The significant increase in net income is mostly due to our efforts to expand our business, our merger and acquisition strategy, as well as the non-cash gain on change in fair value of derivative liability and the effect of the discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $43,591,459 as of June 30, 2010. Current assets and current liabilities as of June 30, 2010 were $86,184,528 and $10,771,024, respectively, yielding working capital of $75,413,504. We believe that the funds available to us from operations are adequate to meet our operating needs in 2010. For the six months ended June 30, 2010, net cash provided by operating activities was approximately $4,546,144, which resulted primarily from our organic operations and effective management of cash flow.

Capital expenditure

Total capital expenditure for six months ended June 30, 2010 was $1,864,774 to purchase fixed assets, primarily machinery and equipment, such as TRIPEASY kiosks. Management may consider substantial increase in equipment or other supporting machinery expenditure to support the fast development and expansion of our business.

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

We filed a Registration Statement on Form S-3 to register $50,000,000 worth of securities on Aug 7, 2009, which became effective on November 5, 2009. In December 15, 2009, we closed Subscription Agreements with certain investors to sell to them an aggregate of 2,222,222 shares of common stocks for a consideration of $20 million. We also closed another common stock public offering transaction on June 16, 2010. In this transaction we issued 2,857,143 shares of common stocks for an aggregate amount of $20 million.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A. Risk Factors

There have not been any material changes to the Company’s risk factors from its Amendment No. 2 to our Annual Report on Form 10-K/A on June 7, 2010.

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

Date: August 10, 2010

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang
Chairwoman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yizhao Zhang
Yizhao Zhang
Chief Financial Officer
(Principal Financial Officer)