Form 10-Q/A
period 2010-06-30
UNIVERSAL TRAVEL GROUP
filed 2010-08-12
CIK 1336644

UNITEDSTATES
SECURITIESAND EXCHANGE COMMISSION
Washington,D.C. 20549

Amendment No. 1

FORM 10-Q/A

(MarkOne)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For thequarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGEACT

For thetransition period from ______________ to _____________

Commissionfile number: 000-51516

UNIVERSALTRAVEL GROUP
(Exactname of registrant as specified in its charter)

Nevada	90-0296536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer IdentificationNo.)

5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, China	518000
(Address of principal executive offices)	(Zip Code)

86 755 83668489
 (Registrant’stelephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether theregistrant (1) has filed reports required to be filed by Section 13 or 15(d) ofthe Securities Exchange Act of 1934 during the preceding 12 months (or for suchshorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90days.
Yes ☒   No ☐

Indicateby check mark whether the registrant has submitted electronically and posted onits corporate Web site, if any, every Interactive Data File required to besubmitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of thischapter) during the preceding 12 months (or for such shorter period that theregistrant was required to submit and post suchfiles).    Yes    ☐   No   ☐

Indicateby check mark whether the registrant is a large accelerated filer, anaccelerated filer, a non-accelerated filer, or a smaller reporting company. Seethe definitions of “large accelerated filer”, “accelerated filer” and “smallerreporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicateby check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLEONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGSDURING THE PRECEDING FIVE YEARS

Indicate by check mark whether theregistrant has filed all documents and reports required to be filed by Sections12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to thedistribution of securities under a plan confirmed by acourt.   Yes ☐   No ☐

APPLICABLEONLY TO CORPORATE ISSUERS

Indicate the number of sharesoutstanding of each of the issuer’s classes of common equity, as of the latestpracticable date:

As ofAugust 6, 2010, there are 19,898,229 shares of $0.001 par value common stockissued and outstanding.

EXPLANATORY NOTE

In this Amendment No. 1 to Quarterly Report on Form 10-Q (the "Form 10-Q/A") , we refer to Universal Travel Group, a Nevada corporation, as "we," "us," "our" or "our company."

Subsequent to filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 on August 10, 2010, we discovered that we had erroneously indicated by check mark on the first page on the Report that we were an "accelerated filer" instead of a "smaller reporting company".  We have made this correction in this Form 10-Q/A.

Other than the correction of the error described above, all other information in our original Form 10-Q remains unchanged. For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended. Except for the amendment, this Form 10-Q/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report, if any.

FORM10-Q/A
.UNIVERSALTRAVEL GROUP
INDEX

PARTI - FINANCIAL INFORMATION

Item1. Financial Statements (Unaudited)

UNIVERSALTRAVEL GROUP
CONSOLIDATEDFINANCIAL STATEMENTS
JUNE30, 2010

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route one	1 Penn Plaza
Iselin, New Jersey, 08830	36the Floor
732.855.9600	New York, NY 10119

Report of IndependentRegistered Public Accounting Firm

To theBoard of Directors and Stockholders of
UniversalTravel Group
We havereviewed the accompanying balance sheet of Universal Travel Group. (the“Company”) as of June 30, 2010, and the related statements of income,stockholders’ equity and comprehensive income, and cash flows for the six-monthperiod ended June 30, 2010. These financial statements are the responsibility ofthe company’s management.
Weconducted our review in accordance with the standards of the Public CompanyAccounting Oversight Board (United States). A review of interim financialinformation consists principally of applying analytical procedures and makinginquiries of persons responsible for financial and accounting matters. It issubstantially less in scope than an audit conducted in accordance with standardsof the Public Company Accounting Oversight Board (United States), the objectiveof which is the expression of an opinion regarding the financial statementstaken as a whole. Accordingly, we do not express such an opinion.
Based onour review, we are not aware of any material modifications that should be madeto the accompanying interim financial statements for them to be in conformitywith accounting principles generally accepted in the United States ofAmerica.
We havepreviously audited, in accordance with auditing standards of the Public CompanyAccounting Oversight Board (United States), the consolidated balance sheet ofthe Company as of December 31, 2009 and the related consolidated statements ofincome, retained earnings and comprehensive income, and consolidated statementof cash flows for the year then ended; and in our report dated February 22,2010, we expressed an unqualified opinion on those financial statements. In ouropinion, the information set forth in the accompanying consolidated balancesheet as of December 31, 2009, is fairly stated, in all material respects, inrelation to the consolidated balance sheet from which it has beenderived.
Acquavella,Chiarelli, Shuster, Berkower & Co., LLP
CertifiedPublic Accountant
New York,N.Y.
August10, 2010

TABLEOF CONTENTS
Consolidated Balance Sheets	4

Consolidated Statements of Income	5-6

Consolidated Statements of Cash Flows	7

Consolidated Statements of Stockholders’ Equity	8

Notes to Consolidated Financial Statements	9-39

UNIVERSALTRAVEL GROUP
CONSOLIDATEDBALANCE SHEETS
JUNE30, 2010 AND DECEMBER 31, 2009

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

Theaccompanying notes are an integral part of these consolidated financialstatements.

UNIVERSALTRAVEL GROUP
CONSOLIDATEDSTATEMENTS OF INCOME
FORTHE THREE MONTHS ENDED JUNE 30,

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
Theaccompanying notes are an integral part of these audited consolidated financialstatements.

UNIVERSALTRAVEL GROUP
CONSOLIDATEDSTATEMENTS OF INCOME
FORTHE SIX MONTHS ENDED JUNE 30,

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
Theaccompanying notes are an integral part of these audited consolidated financialstatements.

UNIVERSALTRAVEL GROUP
CONSOLIDATEDSTATEMENTS OF CASH FLOWS
FORTHE SIX MONTHS ENDED JUNE 30,

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

Theaccompanying notes are an integral part of these audited consolidated financialstatements.

UNIVERSALTRAVEL GROUP
CONSOLIDATEDSTATEMENT OF STOCKHOLDERS' EQUITY
FORTHE SIX MONTHS ENDED JUNE 30, 2010 AND THE YEAR ENDED DECEMBER 31,2009

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

Theaccompanying notes are an integral part of these audited consolidated financialstatements.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)
Note1 - ORGANIZATION
UniversalTravel Group was incorporated on January 28, 2004 under the laws of the State ofNevada. Full Power Enterprise Global Limited – BVI was incorporated under thelaws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co.,Ltd. was incorporated on March 9, 1998 under the laws of the Peoples Republic ofChina (PRC)., Shenzhen Speedy Dragon Enterprises Limited was incorporated inAugust of 2002 under the laws of PRC, Xian Golden Net Travel Serve Services wasincorporated on July 25, 2001 under the laws of PRC, Shanghai Lanbao TravelService Co., Ltd. was established in 2002 under the laws of Shanghai China.Foshan Overseas International Travel Service Co., Ltd. was incorporated in 1990under the laws of PRC, Chongqing Universal Travel E-Commerce Co., Ltd. andShenzhen Universal Travel Agency Co., Ltd. were both incorporated in 2009 underthe laws of PRC, Hebei Tianyuan Travel Agency Co., Ltd. was incorporated inApril 1999 under the laws of PRC, Huangshan Holiday Travel Service Co., Ltd. wasincorporated in April 1999 under the laws of PRC, Zhengzhou Yulongkang TravelAgency Co., Ltd. was incorporated in 2000 under the laws ofPRC,  Kunming Business Travel Service Co., Ltd. was incorporated in1993 under the laws of PRC, Shanxi Jinyang Travel Agency Co., Ltd. wasincorporated in 1988 under the laws of PRC. Full Power Enterprise Global Limitedowns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively thesecorporations are referred to herein as the Company.
On June12, 2009, the Company entered into a termination agreement with Shenzhen SpeedyDragon Enterprise Limited. Accordingly, the Company has accounted for ShenzhenSpeedy Dragon Enterprise Limited adiscontinued operations. The Company is nowengaged in the travel business, including airline ticketing, hotel reservationservices and technological solutions to travel reservations, and tour planningand tour guide services.
Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES
Basis ofPresentation
Theaccompanying audited consolidated financial statements have been prepared inconformity with accounting principles generally accepted in the United States ofAmerica. The Company's functional currency is the Chinese Renminbi, however theaccompanying audited consolidated financial statements have been translated andpresented in United States Dollars.
Reclassification
Certainprior-year amounts have been reclassified to conform to the current-yearpresentation. These reclassifications had no effect on reported income orlosses.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)

Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DiscontinuedOperations
On June12, 2009, the Company entered into a termination agreement with Shenzhen SpeedyDragon Enterprise Limited (“Speedy Dragon”). The Company had acquired all theequity interest in Speedy Dragon on or about April 10, 2007 in exchange for238,095 (post-reverse split) shares of the Company’s common stock and aninterest-free promissory note in the principal amount of $3,000,000 payable nolater than April 10, 2008 (see Note 7).  Pursuant to the terminationagreement, the Company transferred back the equity interest in Speedy Dragon onor before June 30, 2009 and that the 238,095 (post-reverse split) shares of theCompany’s common stock were returned to the Company and canceled as of June 30,2009.  In addition, the sole shareholder of Speedy Dragon was alsorequired to return to the Company an aggregate of $2,773,411, in cash, withinone year of the completion of all the formalities of the termination agreement.The cash to be returned to the Company included a declared dividend in theamount of $2,260,981 to be paid to the Company.
The losson disposal of Shenzhen Speedy Dragon Enterprises Ltd was asfollowing:
Consideration	$5,554,361
Goodwill attributable to sold Shenzhen Speedy Dragon Enterprises Ltd.	(3,630,539)
Net equity of Shenzhen Speedy Dragon Ltd.	(2,694,417)
Loss on disposition of discontinued operation	$(770,595)
Accordingly,the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited asdiscontinued operations. The consolidated financial statements reflect theoperating results and balance sheet items of the discontinued operationsseparately from continuing operations. Prior year’s amounts have beenreclassified to confirm with current year’s presentation of the discontinuedoperations. The following table summarized the operating result of thediscontinued operations for the three and six month ended June 30,2009:
	Six months ended	Three months ended
	June 30, 2009	June 30, 2009
Sales	$3,631,545	$1,772,566
Cost of sales	3,218,140	1,613,857

Gross profit	413,405	158,709

Operating expenses	190,989	96,057
Income from discontinued operation before income tax	222,416	62,652

Income tax	44,441	16,370
Net Income from discontinued operations	$177,975	$46,282

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)
Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
TranslationAdjustment
As ofJune 30, 2010 and December 31, 2009 the accounts of Universal Travel Group weremaintained, and its financial statements were expressed, in Chinese YuanRenminbi (CNY). Such financial statements were translated into U.S. Dollars(USD) in accordance with the Foreign Currency Matters Topic of the FASBAccounting Standards Codification (“ASC 830”) with the CNY as the functionalcurrency. According to the Statement, all assets and liabilities were translatedat the current exchange rate, stockholders equity are translated at thehistorical rates and income statement items are translated at the averageexchange rate for the period. The resulting translation adjustments are reportedunder other comprehensive income in accordance with the Comprehensive IncomeTopic of the FASB Accounting Standard Codification (“ASC 220”). Transactiongains and losses are reflected in the income statement.
  Use ofEstimates
Thepreparation of financial statements in conformity with generally acceptedaccounting principles requires management to make estimates and assumptions thataffect the reported amounts of assets and liabilities and disclosure ofcontingent assets and liabilities at the date of the financial statements andthe reported amounts of revenues and expenses during the reporting period.Actual results could differ from those estimates.
Principles ofConsolidation
Theconsolidated financial statements include the accounts of Universal Travel Groupand its wholly owned subsidiaries Shenzhen Yuzhilu Aviation Service Co., Ltd.,Shenzhen Speedy Dragon Enterprises Limited, Shanghai Lanbao Travel Service Co.,Ltd., Xian Golden Net Travel Serve Services, Ltd., Foshan Overseas InternationalTravel Service Co. Ltd., Chongqing Universal Travel E-Commerce Co., Ltd.,Shenzhen Universal Travel  Agency Co., Ltd., Hebei Tianyuan TravelAgency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., ZhengzhouYulongkang Travel Agency Co., Ltd., Kunming Business Travel Service Co., Ltd.,Shanxi Jinyang Travel Agency Co., Ltd., and Full Power Enterprise Global Limitedcollectively referred to herein as the Company.  On June 12, 2009 theCompany entered into a termination agreement with Shenzhen Speedy DragonEnterprise Limited. Accordingly, the Company has accounted for Shenzhen SpeedyDragon Enterprise Limited as a discontinued operation. The consolidatedfinancial statements reflect the operating results and balance sheet items ofthe discontinued operations separately from continuing operations. Prior year’samounts have been reclassified to confirm with current year’s presentation ofthe discontinued operations.  All material inter-company accounts,transactions and profits have been eliminated in consolidation.
Risks andUncertainties
TheCompany is subject to substantial risks from, among other things, intensecompetition associated with the industry in general, other risks associated withfinancing, liquidity requirements, rapidly changing customer requirements,limited operating history, foreign currency exchange rates and the volatility ofpublic markets.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)
Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Contingencies
Certainconditions may exist as of the date the financial statements are issued. Theseconditions may result in a future loss to the Company but which will only beresolved when one or more future events occur or fail to occur. The Company’smanagement and legal counsel assess such contingent liabilities, and suchassessment inherently involves an exercise of judgment. In assessing losscontingencies related to legal proceedings that are pending against the Companyor unasserted claims that may result in such proceedings, the Company’s legalcounsel evaluates the perceived merits of any legal proceedings or unassertedclaims as well as the perceived merits of the amount of relief sought orexpected to be sought.
If theassessment of a contingency indicates that it is probable that a material losshas been incurred and the amount of the liability can be estimated, then theestimated liability would be accrued in the Company’s financial statements. Ifthe assessment indicates that a potential material loss contingency is notprobable but is reasonably possible, or is probable but cannot be estimated,then the nature of the contingent liability, together with an estimate of therange of possible loss if determinable and material would be disclosed. Losscontingencies considered to be remote by management are generally not disclosedunless they involve guarantees, in which case the guarantee would bedisclosed.
Cash and CashEquivalents
Cash andcash equivalents include cash on hand and cash in time deposits, certificates ofdeposit and all highly liquid debt instruments with original maturities of threemonths or less.
AccountsReceivable
TheCompany maintains reserves for potential credit losses on accounts receivable.Management reviews the composition of accounts receivable and analyzeshistorical bad debts, customer concentrations, customer credit worthiness,current economic trends and changes in customer payment patterns to evaluate theadequacy of these reserves. Terms of the sales vary. Reserves are recordedprimarily on a specific identification basis. Allowance for doubtful accountsamounted to $471,751 and $414,927 as of June 30, 2010 and December 31, 2009,respectively.

Description	Balance at beginning of year	Charged to expenses	Deductions	Balance as of June 30, 2010

Allowance for doubtful receivables	$414,927	$56,824	$-	$471,751

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)

Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ReverseSplit
On March31, 2009 the Company effected a three-for-one (3:1) reverse split of theCompany’s issued and outstanding shares of common stock, decreasing the numberof outstanding shares from 41,619,966 to 13,873,969. These statements have beenadjusted to reflect this reverse split on a historical pro-formabasis.
Property, Plant &Equipment
Propertyand equipment are stated at cost. Expenditures for maintenance and repairs arecharged to earnings as incurred; additions, renewals and betterments arecapitalized. When property and equipment are retired or otherwise disposed of,the related cost and accumulated depreciation are removed from the respectiveaccounts, and any gain or loss is included in operations. Depreciation ofproperty and equipment is provided using the straight-line method forsubstantially all assets with estimated lives of:
Furniture and Fixtures	5 years
Transportation equipment	5 years
Office equipment	5 years
Leasehold Improvements	5 – 10 years
As ofJune 30, 2010 and December 31, 2009, Property, Plant & Equipment of consistof the following:
	June 30, 2010	December 31, 2009

Office equipment	$6,137,874	$4,146,637
Transportation equipment	428,749	150,232
Furniture & fixtures	52,905	23,560
Leasehold improvements	1,465,385	1,385,481
	8,084,913	5,705,910
Accumulated depreciation	(1,597,694)	(713,233)
	$6,487,219	$4,992,677
Depreciationexpense for the three months ended June 30, 2010 and 2009 was $ and $77,997,respectively, of which $59,040 and $70,197 was included as part of cost ofservices for the three months ended June 30, 2010 and 2009,respectively.
Depreciationexpense for the six months ended June 30, 2010 and 2009 was $645,905 and$60,082, respectively, of which $107,232 and $140,424 was included as part ofcost of services for the six months ended June 30, 2010 and 2009,respectively.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)

Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Goodwill
Goodwillrepresents the excess cost of a business acquisition over the fair value of thenet assets acquired.  In accordance with the Intangibles, Goodwill andother topic of the FASB Accounting Standard Codification (“ASC 350”),indefinite-life identifiable intangible assets and goodwill are not amortized.Under the provisions of ASC 350, we are required to perform an annual impairmenttest of our goodwill. Goodwill impairment is determined using a two-stepprocess.  The first step of the goodwill impairment test is used toidentify potential impairment by comparing the fair value of a reporting unit,which we define as our business segments, with its net book value or carryingamount including goodwill. If the fair value of a reporting unit exceeds itscarrying amount, goodwill of the reporting unit is considered not impaired andthe second step of the impairment test is unnecessary.  If thecarrying amount of a reporting unit exceeds its fair value, the second step ofthe goodwill impairment test compares the implied fair value of the reportingunit's goodwill with the carrying amount of that goodwill. If the carryingamount of the reporting unit's goodwill exceeds the implied fair value of thatgoodwill, an impairment loss is recognized in an amount equal to thatexcess.  The implied fair value of goodwill is determined in the samemanner as the amount of goodwill recognized in a businesscombination.  The fair value of the reporting unit is allocated to allof the assets and liabilities of that unit including any unrecognized intangibleassets as if the reporting unit had been acquired in a business combination andthe fair value of the reporting unit was the purchase  price paid toacquire the reporting unit.  See Note 7, Purchase of Subsidiaries, foradditional information regarding goodwill.
As ofJune 30, 2010 and December 31, 2009, Goodwill consists of thefollowing:

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

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)

Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Long-LivedAssets
TheCompany adopted the Property, Plant and Equipment Topic of the FASB AccountingStandard Codification (“ASC 360”), which addresses financial accounting andreporting for the impairment or disposal of long-lived assets and supersedesSFAS No. 121, Accounting for the Impairment of Long-Lived Assets and forLong-Lived Assets to be Disposed Of, and the accounting and reporting provisionsof APB Opinion No. 30, Reporting the Results of Operations for a Disposal of aSegment of a Business. The Company periodically evaluates the carrying value oflong-lived assets to be held and used in accordance with ASC 360. ASC 360requires impairment losses to be recorded on long-lived assets used inoperations when indicators of impairment are present and the undiscounted cashflows estimated to be generated by those assets are less than the assetscarrying amounts. In that event, a loss is recognized based on the amount bywhich the carrying amount exceeds the fair market value of the long-livedassets. Loss on long-lived assets to be disposed of is determined in a similarmanner, except that fair market values are reduced for the cost of disposal.Based on its review, the Company believes that, as of March 31, 2010 andDecember 31, 2009 there were no significant impairments of its long-livedassets.
DerivativeLiability
TheCompany issued warrants in connection with the “Securities Purchase Agreement”dated August 28, 2008 with certain reset exercise priceprovisions.  If the Company issues or sells shares of its common stockafter the August 28, 2008 Securities Purchase Agreement or Financing for anamount less than the original exercise price per share, the exercise price ofthe warrants is reduced to equal the new issuance price of thoseshares.
Upon theCompany’s adoption of the Derivative and Hedging Topic of the FASB AccountingStandards Codification (“ASC 815”) on January 1, 2009, the Company determinedthat the warrants did not qualify for a scope exception under ASC 815 as theywere determined to not be indexed to the Company’s stock as prescribed by ASC815.  On January 1, 2009, the warrants, under ASC 815, werereclassified from equity to derivative liability for the then relative fairmarket value of $2,091,738 and marked to market.  The values of thewarrants were decreased by $536,776 from the warrants issuance date to theadoption date of ASC 815 on January 1, 2009.  As of January 1, 2009,the cumulative effect in adopting ASC 815 was a reduction to additional paid incapital of $2,091,738 to reclassify the warrants from equity to derivativeliability and an increase in retained earnings of $536,776 as a cumulativeeffect of a change in accounting principle to reflect the change in the value ofthe warrants between their issuance date and January 1, 2009.  For thethree and six month ended June 30, 2010, the Company recorded a gain on changein fair value of derivative liability of $109,451 and $949,004, respectively, tomark to market for the increase in fair value of the warrants during the threeand six month periods ended June 30, 2010.   Under ASC 815, thewarrants will be carried at fair value and adjusted at each reportingperiod.
TheCompany determined the fair value of the reset provisions at January 1, 2009 was$1,554,961 as the initial fair value at the adoption date of EITF No.07-05.  The fair value was determined using the Black Scholes OptionPricing Model based on the following assumptions:  dividend yield: 0%;volatility: 136%, risk free rate: 1.55%, expected term: 4.66 years.
TheCompany determined the fair value of the reset provisions at June 30, 2010 was886,314. The fair value was determined using the Black Scholes Option PricingModel based on the following assumptions: dividend yield: -0-%; volatility:115%, risk free rate: 1.79%, expected term: 3.16years.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)

Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Fair Value of FinancialInstruments
FASBAccounting Standards Codification Topic on Fair Value Measurements andDisclosures (“ASC 820”) requires that the Company disclose estimated fair valuesof financial instruments. The carrying amounts reported in the statements offinancial position for current assets and current liabilities qualifying asfinancial instruments are a reasonable estimate of fair value.
RevenueRecognition
TheCompany’s revenue recognition policies are in compliance with FASB AccountingStandards Codification Topic on Revenue Recognition (“ASC 605”). Revenue isrecognized at the date the price is fixed or determinable, the delivery iscompleted, no other significant obligations of the Company exist andcollectability is reasonably assured. Payments received before all of therelevant criteria for revenue recognition are satisfied are recorded as unearnedrevenue.
TheCompany had four types of revenue stream from its four lines of businesses,namely (i) air-ticketing (Shenzhen Yuzhilu Aviation Service Co., Ltd. andChongqing Universal Travel E-Commerce Co., Ltd.), (ii) hotel reservations(Shanghai Lanbao Travel Service Co., Ltd.), (iii) packaged tours (FoshanInternational Travel Service Co., Ltd., Xian Golden Net Travel Serve ServicesCo, Ltd. and Shenzhen Universal Travel Agency Co., Ltd.) and (iv) air cargoagency services (Shenzhen Speedy Dragon Enterprises Ltd.).  On June12, 2009, the Company entered into a termination agreement with Shenzhen SpeedyDragon Enterprise Ltd. Accordingly the Company has accounted for Shenzhen SpeedyDragon Enterprise Ltd, its air cargo agency services as a discontinued operation(see Note 2 Discontinued Operations).  Effective June 12, 2009, theCompany has three types of revenue stream from its current three lines ofbusinesses.
Air-ticketingservices
TheCompany receives commissions from travel suppliers for air-ticketing servicesthrough its transaction and service platform under various services agreements.The Company does not charge customers differently from the prices provided bytravel suppliers.  The Company has no discretion on the air ticketprices or the applicable commission rates as they are dictated by the travelsuppliers. Commissions from air-ticketing services rendered are recognized afterair tickets are issued. The Company presents revenues from such transactions ona net basis in the statements of income as the Company, generally, does notassume inventory risks and has no obligations for cancelled airline ticketreservations.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)

Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue Recognition(Continued)
Hotel reservationservices
TheCompany receives commissions from travel suppliers for hotel room reservationsthrough its transaction and service platform. The Company does not chargecustomers differently from the prices provided by hotelsuppliers.  The Company has no discretion on the hotel room prices orthe applicable commission rates as they are dictated by the hotelsuppliers.  Commissions from hotel reservation services rendered arerecognized after hotel customers have completed their stay at the applicablehotel and upon confirmation of pending payment of the commissions by the hotel.The Company presents revenues from such transactions on a net basis in thestatements of income as the Company, generally, does not assume inventory risksand has no obligations for cancelled hotel reservations.
Packaged-tour
TheCompany receives fees from providing domestic and cross-boarder travel tour ourservices.  The Company contracts with traffic service providers,accommodation providers and leisure service providers to purchase air tickets,train and coach tickets, accommodation and leisure or entertainment packages inbulk and then resell them to its customers with a mark-up.  Feesgenerated from packaged-tour are recognized on a gross basis in the statementsof income, when the tour is completed, as the Company, generally, undertakes themajority of the business risk.  The Company is the primary obligor topay the service providers upon rendering of those services.  Inaddition, the Company acts as principal related to the packaged-tour servicesrendered or when tour is completed and collections are reasonablyassured.  Generally, the Company does not issue refund to itscustomers unless cancellation is due to its and or the service provider’snon-delivery of services. Historically, refunds and cancellations do not have amaterial impact on the Company’s consolidated financial statements in anyaccounting period.
Air CargoBusiness
TheCompany received fees from its air cargo business. However, this businesssegment had been accounted for as a discontinued operation upon consummation ofa termination agreement with Shenzhen Speedy Dragon Enterprise Ltd dated June12, 2009.  The Company basically brokered air cargo spaces and resellthem to local logistic companies to generate revenue.  The Company hadcontracted with Chinese domestic airlines as its vendors to carry out its cargoservices.  Revenues generated from air cargo business were recognizedon a gross basis in the statements of income, when the service was rendered, asthe Company, generally, undertook the majority of the businessrisk.  The Company was the primary obligor to pay the serviceproviders upon rendering of those services.  In addition, the Companyacted as principal related to the air cargo services rendered and collectionsare reasonably assured.  Customers were charged based on the class andweight of goods shipped.
Historically,the Company has experienced minimum and or immaterial returns and orcancellation from its four lines of businesses, which amount if any, would haveno material impact on its consolidated financialstatements.  Accordingly, no allowance has been provided for in theperiods presented.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)

Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Cost ofServices
Costs ofservices for air tickets cover mainly business and revenue relatedtaxes.  Costs of services for hotel reservations cover mainly businessand revenue related taxes, as well as commissions paid to the sales agents forselling hotel rooms in the Company’s system.  Costs of services forthe cargo agency business mainly include the costs of warehousing and deliverycharges.  Costs of services for packaged tours include meals,transportation (airline tickets, train tickets and car rental), lodging, airporttransfers, tickets to local attractions and tours.
Otherdirect costs such as systems and related technologies used by each segmentoperations, and costs associated with payment processing are also included inthe Company’s Costs of Services. In addition, the Company allocates costs oflabor and facilities, depreciation, communications, and utility expensesincurred by each segment between costs of services and general administrativeexpenses.  The percentage, ranging from 50% to 80%, allocated to costsof sales is based on management estimate, and the percentage allocated isestimated to be directly associated with the generation ofrevenues.
Consolidatedcosts such as stock-based compensation and corporate professional fees are notallocated to any segment. These costs are reported as general operating expensesin the Company’s Statements of Operations. For the three months ended June 30,2010 and 2009, such expenses amounted $340.372 and $1,198,963, respectively. Forthe six months ended June 30, 2010 and 2009, such expenses amounted $677,004 and$1,504,751, respectively.
Advertising
Advertisingexpenses consist primarily of costs of promotion for corporate image and productmarketing and costs of direct advertising. The Company expenses all advertisingcosts as incurred.
  IncomeTaxes
TheCompany utilizes FASB Accounting Standards Codification Topic on Income Taxes(“ASC 740”), which requires the recognition of deferred tax assets andliabilities for the expected future tax consequences of events that have beenincluded in the financial statements or tax returns. Under this method, deferredincome taxes are recognized for the tax consequences in future years ofdifferences between the tax bases of assets and liabilities and their financialreporting amounts at   each period end based onenacted tax laws and statutory tax rates applicable to the periods in which thedifferences are expected to affect taxable income. Valuation allowances areestablished, when necessary, to reduce deferred tax assets to the amountexpected to be realized.
Statement of CashFlows
Inaccordance with FASB Accounting Standards Codification Topic on Statement ofCash flows (“ASC 230”), cash flows from the Company’s operations are based uponthe local currencies. As a result, amounts related to assets and liabilitiesreported on the statement of cash flows will not necessarily agree with changesin the corresponding balances on the balance sheet.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)

Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Intangibles
Intangibleassets are amortized using the straight-line method over their estimated periodof benefit. Evaluation of the recoverability of intangible assets is madeannually to take into account events or circumstances that warrant revisedestimates of useful lives or that indicate that impairment exists. All of ourintangible assets are subject to amortization. No impairments of intangibleassets have been identified during any of the periods presented. The Company’sintangible assets consist primarily of map of hotels and scenic spots used formarketing purposes, CRM systems software, accounting software, and Organizationcost of new companies. These definitive lived intangible assets are beingamortized over their useful lives. Expenditures of $51,359 and $168,954 werecapitalized for the six months ended June 30, 2010 and 2009, respectively, andwill be amortized over a 5 year life.  In conjunction the acquisitionsduring the six months ended June 30, 2010, the Company capitalized $3,236,376 ofIdentifiable Intangible Assets, which are being amortized over 5 years. TheCompany recorded amortization expenses for definitive lived intangible assets of$45,561 and $55,572 for the six months ended June 30, 2010 and 2009, $29,046 and$28,545 for the three months ended June 30, 2010 and 2009, respectively, andamortization expenses for Identifiable Intangible Assets of $260,937 and$161,819 for the six months and three months ended June 30, 2010, respectively.The Company will record approximately $800,672, $762,162 and $683,499 over thenext three years, respectively.
Concentration of CreditRisk
Financialinstruments that potentially subject the Company to concentrations of creditrisk are cash, accounts receivable and other receivables arising from its normalbusiness activities. The Company places its cash in what it believes to becredit-worthy financial institutions. The Company has a diversified customerbase, most of which are in China. The Company controls credit risk related toaccounts receivable through credit approvals, credit limits and monitoringprocedures. The Company routinely assesses the financial strength of itscustomers and, based upon factors surrounding the credit risk, establishes anallowance, if required, for uncollectible accounts and, as a consequence,believes that its accounts receivable credit risk exposure beyond such allowanceis limited.
Net Income (Loss) PerShare
TheCompany accounts for net income (loss) per share in accordance with FASBAccounting Standards Codification Topic on Earning Per Share (“ASC 260”), whichrequires presentation of basic and diluted EPS on the face of the statement ofincome for all entities with complex capital structures and requires areconciliation of the numerator and denominator of the basic EPS computation tothe numerator and denominator of the diluted EPS.  Basic net income(loss) per share is computed by dividing net income (loss) by the weightedaverage number of shares of common stock outstanding during eachperiod.  It excludes the dilutive effects of potentially issuablecommon shares such as those related to the Company’s warrants and stock options(calculated using the treasury stock method).  Diluted net income(loss) per share is calculated by including potentially dilutive share issuancesin the denominator.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)
Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Net Income (Loss) Per Share(Continued)
Thefollowing table sets forth the computation of basic and diluted earnings pershare of common stock:
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

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)
Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Net Income (Loss) Per Share(Continued)
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

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)
Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Relatedparties
Partiesare considered to be related if one party has the ability, directly orindirectly, to control the other party or exercise significant influence overthe other party in making financial and operational decisions. Parties are alsoconsidered to be related if they are subject to common control or commonsignificant influence. Related parties may be individuals or corporateentities.
Recent AccountingPronouncements
InFebruary, 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assetsand Financial Liabilities’ – Including an Amendment of FABS Statement No.115.  This statement permits entities to choose to measure many financialinstruments and certain other items at fair value. This statement is expected toexpand the use of fair value measurement, which is consistent with the Board’slong-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal yearthat begins after November 15, 2007. Early adoption is permitted as of thebeginning of a fiscal year that begins on or before November 15, 2007, SFAS No159 was superseded by the Financial Instruments Topic of FASB AccountingStandards Codification (“ASC 825”), the adoption of this accounting requirementhas no effect on the Company’s consolidated financialstatements.
InFebruary, 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assetsand Financial Liabilities’ – Including an Amendment of FABS Statement No.115.  This statement permits entities to choose to measure many financialinstruments and certain other items at fair value. This statement is expected toexpand the use of fair value measurement, which is consistent with the Board’slong-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal yearthat begins after November 15, 2007. Early adoption is permitted as of thebeginning of a fiscal year that begins on or before November 15, 2007, SFAS No159 was superseded by the Financial Instruments Topic of FASB AccountingStandards Codification (“ASC 825”), the adoption of this accounting requirementhas no effect on the Company’s consolidated financialstatements.
 InDecember 2007, the FASB issued SFAS No. 160, “Non-controlling Interests inConsolidated Financial Statements” (“SFAS 160”).  This Statement amends ARB51 to establish accounting and reporting standards for the non-controlling(minority) interest in a subsidiary and for the deconsolidation of a subsidiary.It clarifies that a non-controlling interest in a subsidiary is an ownershipinterest in the consolidated entity that should be reported as equity in theconsolidated financial statements. This Statement is effective for fiscal years,and interim periods within those fiscal years, beginning on or after December15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). SFASNo 160 was superseded by the Consolidation Topic of FASB Accounting StandardsCodification (“ASC 810”) The Company adopted SFAS 160 on January 1, 2009. Theadoption of this statement had no effect on the Company’s consolidated financialstatements.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)

Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent AccountingPronouncements – (Continued)
In March2008, the FASB issued FASB Statement No. 161, Disclosures about DerivativeInstruments and Hedging Activities. The new standard is intended to improvefinancial reporting about derivative instruments and hedging activities byrequiring enhanced disclosures to enable investors to better understand theireffects on an entity’s financial position, financial performance, and cashflows. It is effective for financial statements issued for fiscal years andinterim periods beginning after November 15, 2008, with early applicationencouraged. The new standard also improves transparency about the location andamounts of derivative instruments in an entity’s financial statements; howderivative instruments and related hedged items are accounted for underStatement 133; and how derivative instruments and related hedged items affectits financial position, financial performance, and cash flows. SFAS No 161 wassuperseded by the Derivative and Hedging Topic of FASB Accounting StandardsCodification (“ASC 815”).
On May 8,2008, the Financial Accounting Standards Board (FASB) issued Statement ofFinancial Accounting Standards (SFAS) No. 162, The Hierarchy of GenerallyAccepted Accounting Principles, which will provide framework for selectingaccounting principles to be used in preparing financial statements that arepresented in conformity with U.S. generally accepted accounting principles(GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAPhierarchy for nongovernmental entities will move from auditing literature toaccounting literature.  SFAS No 162 was superseded by the GeneralAccounting Principle Topic of FASB Accounting Standards Codification (“ASC105”).
InJune 2008, the FASB ratified the consensus reached on Emerging Issues TaskForce (“EITF”) Issue No. 07-05, 05”). EITF No. 07-05 clarifies thedetermination of whether an instrument (or an embedded feature) is indexed to anentity’s own stock, which would qualify as a scope exception under SFASNo. 133, Accounting for Derivative Instruments and Hedging Activities. EITFNo. 07-05 is effective for financial statements issued for fiscal yearsbeginning after December 15, 2008. EITF No. 07-05 was superseded by theDerivative and Hedging Topic of FASB Accounting Standards Codification (“ASC815”). Based on the Company’s evaluation of this issue, the adoption of thisaccounting requirement has a material effect on the Company’s consolidatedfinancial statements, please see note above under “DerivativeLiability”.
In June2009, the FASB issued amended standards for determining whether to consolidate avariable interest entity. These amended standards eliminate a mandatoryquantitative approach to determine whether a variable interest gives the entitya controlling financial interest in a variable interest entity in favor of aqualitatively focused analysis, and require an ongoing reassessment of whetheran entity is the primary beneficiary. These amended standards are effective forus beginning in the first quarter of fiscal year 2010 and we are currentlyevaluating the impact that adoption will have on our consolidated financialstatements.
In June2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events),which establishes general standards of accounting for and disclosures of eventsthat occur after the balance sheet date but before the financial statements areissued or available to be issued. It is effective for interim and annual periodsending after June 15, 2009. There was no material impact upon the adoption ofthis standard on the Company’s consolidated financialstatements.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)
Note2 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent AccountingPronouncements – (Continued)
In August2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amendsASC Topic 820, Measuring Liabilities at Fair Value, which provides additionalguidance on the measurement of liabilities at fair value. These amendedstandards clarify that in circumstances in which a quoted price in an activemarket for the identical liability is not available, we are required to use thequoted price of the identical liability when traded as an asset, quoted pricesfor similar liabilities, or quoted prices for similar liabilities when traded asassets. If these quoted prices are not available, we are required to use anothervaluation technique, such as an income approach or a market approach. Theseamended standards are effective for us beginning in the fourth quarter of fiscalyear 2009. There was no material impact upon the adoption of this standard onthe Company’s consolidated financial statements.
InJanuary 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820,adding new requirements for disclosures for Levels 1 and 2, separate disclosuresof purchases, sales, issuances, and settlements relating to Level 3 measurementsand clarification of existing fair value disclosures.  ASU 2010-06 iseffective for interim and annual periods beginning after December 15, 2009,except for the requirement to provide Level 3 activity of purchases, sales,issuances, and settlements on a gross basis, which will be effective for fiscalyears beginning after December 15, 2010 (the Company’s fiscal year 2012); earlyadoption is permitted.  The Company is currently evaluating the impactof adopting ASU 2009-14 on its financial statements.
Merger and CorporateRestructure
On June26, 2006 the company entered into an agreement and plan of merger with FullPower Enterprises Global Limited, a holding company that owns all of the issuedand outstanding shares of Shenzhen Yuzhilu Aviation Service Company Limited, theoperating Company. In substance the agreement is a recapitalization of ShenzhenYuzhilu Aviation Service Company’s capital structure.
Foraccounting purposes, the company accounted for the transaction as a reverseacquisition and with Full Power Enterprises Global Limited being the survivingentity. The Company did not recognize goodwill or any intangible assets inconnection with the transaction. Prior to the Agreement, the company was aninactive corporation with no significant assets andliabilities.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)

Note3 – TRADE DEPOSITS ANDADVANCES
Tradedeposits represents amount held by Airlines and deposits. As of   June 30, 2010and December 31, 2009 the Company had paid $7,706,484 and $9,775,735 as tradedeposits respectively.
Thefollowing summaries the Company’s deposits outstanding by each of itssubsidiaries and the nature and purpose of each deposit as of June 30, 2010 andDecember 31, 2009:
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

TheCompany cancelled a co-operation agreement with an unrelated company, to assistthat company in their business development by participating in thatbusiness operation and providing working capital funding and the unrelatedcompany returned all advances. As of June 30, 2010 and December 31, 2009 theCompany has advanced this company $0 and $440,063,respectively.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)

Note4 - COMPENSATEDABSENCES

Regulation45 of local PRC labor law entitles employees to annual vacation leave after 1year of service. In general all leave must be utilized annually, with propernotification. Any unutilized leave is cancelled.
Note5 –  RELATEDPARTY TRANSACTIONS

As ofJune 30, 2010, Due from related party account has balance of $6.99 million,which was an advance for cash payment of two acquisitons in June. The paymentswere paid by corporate account on June 28, 2010 and the related party returnedthe same amount on August 10, 2010.

Note 6- INCOMETAXES
TheCompany through its subsidiary Shenzhen Yuzhilu Aviation Service Co., Ltd.is governed by the Income Tax Laws of the PRC. Operations in the United Statesof America have incurred net accumulated operating losses for income taxpurposes. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT)the Company has a statutory rate of 25%. The following is a reconciliation ofincome tax expense for the three and six months ended June 30, 2010 and2009.
	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Current	$3,393,028	$2,138,151	$1,907,901	$1,020,955
Deferred		-		-
Total	$3,393,028	$2,138,151	$1,907,901	$1,020,955
Note 7– COMMITMENTS
TheCompany leases various office facilities under month-to-month arrangements.Rental expense for leases consisted of $551,511 and $147,903 for six monthsended June 30, 2010 and 2009, respectively. Rental expense for leases were$340,995 and $52,966 for three months ended June 30, 2010 and 2009,respectively.  The Company has future minimum lease obligations as ofJune 30, 2010 as follows:
2011	$698,395
2012	295,670
2013	262,934
2014	201,274
2015	30,818
There after	11,060
Total	$1,500,151

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)
Note 8– COMMONSTOCK
InJanuary 2007 the company adopted the Universal Travel Group 2007 EquityIncentive Plan. Under the terms of this Plan the Company issued 1,256,667 sharesof the Company’s stock, valued at $1,583,400, for services rendered during theperiod from October 2, 2006 through February 28, 2007.
On June28, 2010, the Company consummated the acquisition of a 100% interest in KunmingBusiness Travel Agency Co., Ltd.  ("KBT") for a cash and stocktransaction valued at approximately US$5.7 million in aggregate. This amount isincluded in the cost of net assets and goodwill purchased.
The stockconsideration consisted of 79,487 newly issued shares of the Registrant’s commonstock, which were given to KBT’s Shareholder immediately before the completionof the Share Exchange Transaction. The cash consideration consisted of$5,163,626.
KBT isengaged in the business of Chinese domestic tourism. The purchase price wasdetermined based on arms' length negotiations between Universal Travel Group andthe shareholder of KBT.
Theacquisition had been accounted for as a purchase business combination and theresults of operations from the acquisition date have been included in theCompany's consolidated financial statements in accordance with ASC810. Theallocation of the purchase price is as follows:
Cash acquired	$686,825
Accounts receivable	1,983
Due to shareholders	155,624
Other assets	247,737
Property Plant & Equipment	94,074
Identifiable Intangibles	892,898
Goodwill	4,009,070
Total assets acquired	6,088,211
Liabilities assumed
Accounts & Income Taxes payable	244,784
Other payable	107,559
Total	$5,735,868
Theexcess of purchase price over tangible assets acquired and liabilities assumedwas $4,901,968 of which 4,009,070 was recorded as goodwill. At the time of theacquisition $892,898 of identifiable intangibles assets existed under thecontractual-legal or the reparability criterion as required under ASC805.
Prior tothe acquisition, Kunming Business Travel Agency Co., Ltd. prepared its financialstatements under accounting principles generally accepted in the United Statesof America.
On June28, 2010, the Company consummated the acquisition of a 100% interest in ShanxiJinyang Travel Agency Co., Ltd. ("SJT") for a cash and stock transaction valuedat approximately US$2.3 million in aggregate. This amount is included in thecost of net assets and goodwill purchased.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)
Note 8– COMMON STOCK(CONTINUED)
The stockconsideration consisted of 31,387 newly issued shares of the Registrant’s commonstock, which were given to SJT’s Shareholder immediately before the completionof the Share Exchange Transaction. The cash consideration consisted of$2,038,946.
SJT isengaged in the business of Chinese domestic tourism. The purchase price wasdetermined based on arms' length negotiations between Universal Travel Group andthe shareholder of SJT.
Theacquisition had been accounted for as a purchase business combination and theresults of operations from the acquisition date have been included in theCompany's consolidated financial statements in accordance with ASC810. Theallocation of the purchase price is as follows:
Cash acquired	$18,655
Due from shareholders	247,357
Other assets	146,972
Property Plant & Equipment	21,634
Identifiable Intangibles	361,124
Goodwill	1,647,104
Total assets acquired	2,442,846
Liabilities assumed
Accounts & Income Taxes payable	38,087
Other payable	139,827
Total	$2,264,932
Theexcess of purchase price over tangible assets acquired and liabilities assumedwas $2,008,228 of which 1,647,104 was recorded as goodwill. At the time of theacquisition $361,124 of identifiable intangibles assets existed under thecontractual-legal or the reparability criterion as required under ASC805.
Prior tothe acquisition, Shanxi Jinyang Travel Agency Co., Ltd. prepared its financialstatements under accounting principles generally accepted in the United Statesof America.
On March29, 2010 the Company consummated the acquisition of a 100% interest in ZhengzhouYulongkang Travel agency Co. Ltd ("ZYT") for a cash and stock transaction valuedat approximately US$4 million in aggregate. This amount is included in the costof net assets and goodwill purchased.
The stockconsideration consisted of 60,634 newly issued shares of the Registrant’s commonstock, which were given to ZYT’s Shareholder immediately before the completionof the Share Exchange Transaction. The cash consideration consisted of$5,141,764.
ZYT isengaged in the business of Chinese domestic tourism. The purchase price wasdetermined based on arms' length negotiations between Universal Travel Group andthe shareholder of ZYT.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)
Note 8– COMMON STOCK(CONTINUED)
Theacquisition had been accounted for as a purchase business combination and theresults of operations from the acquisition date have been included in theCompany's consolidated financial statements in accordance with ASC810. Theallocation of the purchase price is as follows:
Cash acquired	$1,147,303
Accounts receivable	32,286
Other assets	5,926
Property Plant & Equipment	31,308
Identifiable Intangibles	805,626
Goodwill	4,102,061
Total assets acquired	6,124,510
Liabilities assumed
Accounts & Income Taxes payable	364,999
Other payable	46,575
Total	$5,712,936
Theexcess of purchase price over tangible assets acquired and liabilities assumedwas $4,907,687 of which 4,102,061 was recorded as goodwill. At the time of theacquisition $805,626 of identifiable intangibles assets existed under thecontractual-legal or the reparability criterion as required under ASC805.
Prior tothe acquisition, Zhengzhou Yulongkang Travel agency Co. Ltd prepared itsfinancial statements under accounting principles generally accepted in theUnited States of America.
On March26, 2010 the Company consummated the acquisition of a 100% interest in HuangshanHoliday Travel Service Co., Ltd ("HHT") for a cash and stock transaction valuedat approximately US$4 million in aggregate. This amount is included in the costof net assets and goodwill purchased.
The stockconsideration consisted of 61,847 newly issued shares of the Registrant’s commonstock, which were given to HHTs Shareholder immediately before the completion ofthe Share Exchange Transaction. The cash consideration consisted of$2,343,824.
HHT isengaged in the business of Chinese domestic tourism. The purchase price wasdetermined based on arms' length negotiations between Universal Travel Group andthe shareholder of HHT.
Theacquisition had been accounted for as a purchase business combination and theresults of operations from the acquisition date have been included in theCompany's consolidated financial statements in accordance with ASC810. Theallocation of the purchase price is as follows:

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)

Note 8– COMMON STOCK(CONTINUED)
Cash acquired	$87,867
Accounts receivable	204,435
Other assets	404,929
Property Plant & Equipment	75,788
Identifiable Intangibles	479,870
Goodwill	1,949,080
Total assets acquired	3,201,969
Liabilities assumed
Accounts & Income Taxes payable	223,734
Other payable	48,720
Total	$2,929,515
Theexcess of purchase price over tangible assets acquired and liabilities assumedwas $2,428,950 of which 1,949,080 was recorded as goodwill. At the time of theacquisition $479,870 of identifiable intangibles assets existed under thecontractual-legal or the separability criterion as required under ASC805.
Prior tothe acquisition, Huangshan Holiday Travel Service Co., Ltd prepared itsfinancial statements under accounting principles generally accepted in theUnited States of America.
On March29, 2010 the Company consummated the acquisition of a 100% interest in HebeiTianyuan Travel Agency Co., Ltd ("HTT") for a cash and stock transaction valuedat approximately US$4.4 million in aggregate. This amount is included in thecost of net assets and goodwill purchased.
The stockconsideration consisted of 93,283 newly issued shares of the Registrant’s commonstock, which were given to HTT’s Shareholder immediately before the completionof the Share Exchange Transaction. The cash consideration consisted of$3,519,736.
 HTTis engaged in the business of Chinese domestic tourism. The purchase price wasdetermined based on arms' length negotiations between Universal Travel Group andthe shareholder of HTT.
Theacquisition had been accounted for as a purchase business combination and theresults of operations from the acquisition date have been included in theCompany's consolidated financial statements in accordance with ASC810. Theallocation of the purchase price is as follows:
Cash acquired	$181,316
Accounts receivable	166,618
Other assets	465,034
Property Plant & Equipment	42,308
Identifiable Intangibles	696,858
Goodwill	3,208,455
Total assets acquired	4,760,589
Liabilities assumed
Accounts & Income Taxes payable	238,525
Other payable	123,602
Total	$4,398,462

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)
Note 8– COMMON STOCK(CONTINUED)
Theexcess of purchase price over tangible assets acquired and liabilities assumedwas $3,905,313 of which 3,208,455 was recorded as goodwill. At the time of theacquisition $696,858 of identifiable intangibles assets existed under thecontractual-legal or the separability criterion as required under ASC805.
Prior tothe acquisition, Hebei Tianyuan Travel Agency Co., Ltd prepared its financialstatements under accounting principles generally accepted in the United Statesof America.
Pursuantto a share exchange agreement, the Company issued 50,588 shares of newly issuedshares of Common Stock to the former shareholders of Xian Golden Net TravelServe Services, Inc. The shares were valued at $258,000, which was the fairvalue of the shares at the date the of the exchange agreement. This amount isincluded in the cost of net assets and goodwill purchased.
On August6, 2007 the Company consummated the acquisition of a 100% interest in XianGolden Net Travel Serve Services, Inc. ("XGN") for a cash and stock transactionvalued at approximately US$1.8 million in aggregate. This amount is included inthe cost of net assets and goodwill purchased.
The stockconsideration consisted of 50,588 newly issued shares of the Registrant’s commonstock, which were given to XGN’s Shareholders immediately before the completionof the Share Exchange Transaction. The cash consideration consisted of$1,542,000 in cash and payable no later than the first anniversary of the MergerTransaction. The obligation to pay the cash consideration is evidenced by aninterest-free promissory note between the Registrant and the XGN’sShareholders.
XGN isengaged in the business of Chinese domestic tourism. The purchase price wasdetermined based on arms' length negotiations between Universal Travel Group andthe shareholders of XGN.
Theacquisition had been accounted for as a purchase business combination and theresults of operations from the acquisition date have been included in theCompany's consolidated financial statements in accordance with ASC 810. Theallocation of the purchase price is as follows:
Cash acquired	$45,356
Accounts Receivable	142,462
Loans to Shareholder	1,075,504
Property Plant & Equipment	773
Goodwill	764,895
Total assets acquired	2,028,990
Liabilities assumed
Accounts & Income Taxes payable	131,875
Other payable	97,115
Total	$1,800,000
Theexcess of purchase price over tangible assets acquired and liabilities assumedof $764,895 was recorded as goodwill. At the time of the acquisition noidentifiable intangibles assets existed under the contractual-legal or theseparability criterion as required under ASC 805.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)

Note 8– COMMON STOCK(CONTINUED)
Prior tothe acquisition, Xian Golden Net Travel Serve Services, Inc. prepared itsfinancial statements under accounting principles generally accepted in theUnited States of America.
 Pursuantto a share exchange agreement, the Company issued 200,000 shares of newly issuedshares of Common Stock to the former shareholders of Shanghai Lanbao TravelServices Co., Ltd. The shares were valued at $1,092,000, which was the fairvalue of the shares at the date of the exchange agreement. This amount isincluded in the cost of net assets and goodwill purchased.
On August8, 2007, the Company consummated the acquisition of a 100% interest in ShanghaiLanbao Travel Services Co., Ltd. ("SLB") for a cash and stock transaction valuedat approximately US$3.92 million in aggregate. This amount is included in thecost of net assets and goodwill purchased.
The stockconsideration consisted of 200,000 newly issued shares of the Registrant’scommon stock immediately before the completion of the Share ExchangeTransaction. The cash consideration consisted of $2,828,000 in cash and payableno later than the first anniversary of the Merger Transaction. The obligation topay the cash consideration is evidenced by interest-free promissory notesbetween the Registrant and each of the SLB Shareholders.
SLB isengaged in the business of real time booking of travel related products via theinternet. The purchase price was determined based on arms' length negotiationsbetween Universal Travel Group and the shareholders of SLB.
Theacquisition had been accounted for as a purchase business combination and theresults of operations from the acquisition date have been included in theCompany's consolidated financial statements in accordance with SFAS 94. Theallocation of the purchase price is as follows:
Cash acquired	$28,510
Accounts Receivable	1,265,352
Loans to shareholders	178,665
Property Plant & Equipment	9,376
Goodwill	3,081,799
Total assets acquired	4,563,702
Liabilities assumed
Accounts & Income Taxes payable	566,809
Other payable	76,893
Total	$3,920,000
Theexcess of purchase price over tangible assets acquired and liabilities assumedof $3,081,799 was recorded as goodwill. At the time of the acquisition noidentifiable intangibles assets existed under the contractual-legal or theseparability criterion as required under ASC 825.
Prior tothe acquisition, Shanghai Lanbao Travel Services Co., Ltd. prepared itsfinancial statements under accounting principles generally accepted in theUnited States of America.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)

Note 8– COMMON STOCK(CONTINUED)
Pursuantto a share exchange agreement, the Company issued 374,321 shares of newly issuedshares of Common Stock and a promissory note to the former shareholders ofFoshan Overseas International Travel Service Co., Ltd. The shares were valued at$3,346,500, which was the fair value of the shares at the date of exchangeagreement. This amount is included in the cost of net assets and goodwillpurchased.
OnSeptember 20, 2007, the Company consummated the acquisition of a 100% interestin Foshan Overseas International Travel Service Co., Ltd. ("FOI") for a cash andstock transaction valued at approximately US$6.5 million in aggregate. Thisamount is included in the cost of net assets and goodwillpurchased.
 Thestock consideration consisted of 374,329 newly issued shares of the Registrant’scommon stock, immediately before the completion of the Share ExchangeTransaction. The cash consideration consisted of $3,153,500 due immediatelybefore the completion of the Share Exchange Transaction and payable no laterthan the first anniversary of the Merger Transaction. The obligation to pay thecash consideration is evidenced by two interest-free promissory notes betweenthe Registrant and each of the FOI Shareholders.
FOI isengaged in the business of domestic and international travel inquiries as wellas corporate travel, offering specialized packages that include national andinternational air ticket booking, hotel reservations, conference centerreservations and rental cars. The purchase price was determined based on arms'length negotiations between Universal Travel Group and the shareholders of FOI.The acquisition had been accounted for as a purchase business combination andthe results of operations from the acquisition date have been included in theCompany's consolidated financial statements in accordance with ASC 810. Theallocation of the purchase price is as follows:
Cash acquired	$423,292
Accounts Receivable	2,204,094
Loans Shareholders	686,936
Trade Deposits	513,317
Prepaid Expenses	3,285
Property Plant & Equipment	42,244
Goodwill	6,049,576
Total assets acquired	9,922,744
Liabilities assumed
Accounts & Income Taxes payable	3,126,718
Other payable	296,026
Total	$6,500,000

Theexcess of purchase price over tangible assets acquired and liabilities assumedof $6,049,576 was recorded as goodwill. At the time of the acquisition noidentifiable intangibles assets existed under the contractual-legal or theseparability criterion as required under ASC 805.
Prior tothe acquisition, Foshan Overseas International Travel Service Co., Ltd. preparedits financial statements under accounting principles generally accepted in theUnited States of America.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
(UNAUDITED)

Note 8– COMMON STOCK(CONTINUED)
 OnAugust 28, 2008, Universal Travel Group (the “Company”) entered into aSecurities Purchase Agreement with Access America Fund, LP, Chinamerica Fund LP,Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I.Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding,LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson(collectively, the “Buyers”) to sell to the Buyers 1,529,569 shares of commonstock, par value $0.001 of the Company (“Common Stock”) and warrants to purchase764,785 shares of Common Stock for an aggregate purchase price of $7,112,500(the “Financing”). (See footnote 2, derivative liability)
OnDecember 15, 2009, the Company closed a Subscription Agreements with certaininvestors to sell to them an aggregate of 2,222,222 shares of common stock ofthe Company, par value $0.001 (the “Shares”) for a purchase price of $9.00 pershare and an aggregate purchase consideration of $19,999,998. In connection withthe subscription the company paid fees and other costs pertaining to theagreement totaling $1,049,749. Net proceeds of the transaction were$18,950,249.  The offer and sale of the Shares were made pursuant toan effective Registration Statement on Form S-3 (Registration No. 333- 161139)initially filed with the Securities and Exchange Commission on August 7, 2009and amended on November 2, 2009. The Registration Statement was declaredeffective on November 5, 2009.
On June21, 2010, the Company closed an underwriting agreement with Brean Murrary,carret & Co., LLC, as representative of the underwriters, related to apublic offering of 2, 857, 143 shares of the common stock, par value $0.001 (the“shares”) for a purchase price of $7.00 per share and an aggregate purchaseconsideration of $20,000,001. In connection with the subscription the companypaid 5% underwriting commission, fees and other costs pertainning to theagreement totaling $1,231,947. Net proceeds of the transaction were $18,768,054.The offer and sale of the Shares were made pursuant to an effective RegistrationStatement on Form S-3 (Registration No. 333- 161139) initially filed with theSecurities and Exchange Commission on August 7, 2009 and amended on November 2,2009. The Registration Statement was declared effective on November 5,2009.
Note 9– STOCK WARRANTS,OPTIONS, AND COMPENSATION
OnFebruary 4, 2008, under the terms of an equity financing commitment, the companyissued 74,074 shares of common stock at the closing price of $ 8.10 pershare.  The proceeds of $599,994 were paid directly to theshareholders of Foshan Overseas International Travel Service Co, for amount duethem under Note obligation of the company.
On May 7,2007, the Company issued, to a newly appointed Board member, an option grant topurchase 33,333 shares of common stock at the closing price at $ 5.85 per share.The exercisable period is two years from issuance. On June 23, 2008, uponresignation, Board member has forfeited all options.
OnSeptember 6, 2007, the Company issued, to a newly appointed Board member, anoption grant to purchase 33,333 shares of common stock at the closing price at $8.55 per share. The options are exercisable until June 1, 2017. On June 23,2008, upon resignation, Board member has forfeited 22,222options.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)

Note 9– STOCK WARRANTS,OPTIONS, AND COMPENSATION (CONTINUED)
OnDecember 7, 2007, the Company issued, to another newly appointed Board member,an option grant to purchase 33,333 shares of common stock at the closing priceof $ 11.25 per share. The options are exercisable until November 1,2017.
Stockoptions— the option holder has no voting or dividend rights. The company recordsthe expense of the stock options over the related vesting period. The optionswere valued using the Black-Scholes option-pricing model at the model at thedate of grant stock option pricing. On May 28, 2008, upon resignation, Boardmember has forfeited 22,222 options.
On June24, 2008, the Company issued, to another newly appointed Board member, an optiongrant to purchase 33,333 shares of common stock at the closing price of $ 4.56per share. The options are exercisable until July 1, 2018. Stock options— theoption holder has no voting or dividend rights. The company records the expenseof the stock options over the related vesting period. The options were valuedusing the Black-Scholes option-pricing model at the model at the date of grantstock option pricing.
OnJanuary 20, 2009, pursuant to the Securities Purchase agreement entered into onAugust 28, the Company enacted the Universal Travel Group 2009 Incentive StockOption Plan entitles the grant of up to 2,200,000 shares of common stock ofUniversal Travel Group, par value $0.001 to certain employees of the Companyeither as stock or stock options, and the subsequent exercise of any stockoptions.  The options are exercisable until January 19, 2019, with avesting period of six years. Average purchase price for the options is $3.73 pershare. The options were valued using the Black-Scholes option-pricingmodel at the date of grant stock option pricing.  The total fairmarket value at grant date is $5,483,865. On July 23, 2009 3,300 were exercisedat $2.90.
OnSeptember 1, 2009, the Company issued, to another newly appointed Board member,an option grant to purchase 10,000 shares of common stock at the closing priceof $ 8.82 per share. The options are exercisable until August 2019. Stockoptions— the option holder has no voting or dividend rights. The company recordsthe expense of the stock options over the related vesting period. The optionswere valued using the Black-Scholes option-pricing model at the model at thedate of grant stock option pricing.
OnSeptember 1, 2009, the Company issued, to the newly appointed CFO an optiongrant to purchase 105,000 shares of common stock at the closing price of $ 8.82per share. The options are exercisable until August 2019.
Expectedvolatility is based on the historical volatility of the Company’s stock price.The expected term represents the estimated average period of time that theoptions remain outstanding. No dividend payouts were assumed, as the Company hasno plans to declare dividends during the expected term of the stock options. Therisk-free rate of return reflects the weighted average interest rate offered forzero coupon treasury bonds over the expected term of the options. Based uponthis calculation and pursuant to, ASC 718, the Company recorded a service periodexpense of $677,004 and $495,725 for the six months ended June 30, 2010 and2009, and $340,372 and $330,725 for the three months ended June 30, 2010 and2009, respectively.

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)
Note 9– STOCK WARRANTS,OPTIONS, AND COMPENSATION (CONTINUED)
	Total	Exercise Price	Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2009	1,603,888	$2.70–11.25	7.44-9.67yrs	-

Outstanding, June 30, 2010	1,603,888

Pursuantto the Securities Purchase Agreement entered into On August 28, 2008, theCompany issued warrants to purchase 764,786 shares of Common Stock. The unitpurchase price was $4.65   per Common Share and arelated Warrant for the purchase of one-half a Common Share, times the number ofCommon Shares purchased. Market Value of the Company’s stock on August 28, 2008was $4.05. Each warrant has an Exercise Price of $8.13 and a term of 5 yearsfrom the date of issuance.  The Company measured and recognized anaggregate of $2,091,738 of the proceeds to additional paid in capital uponissuance of these warrants. The terms of the warrants provide for an adjustmentto the exercise price of these warrants if the company closes on the sale orissuance of common stock at a price which is less than the exercise price thenin effect for these warrants. Upon the Company’s adoption of EITF No. 07-05on January 1, 2009, the Company determined that the warrants did notqualify for a scope exception under SFAS No. 133 as they were determined tonot be indexed to the Company’s stock as prescribed by EITFNo. 07-05.  On January 1, 2009, the warrants were reclassifiedfrom equity to derivative liability for the then fair market value and marked tomarket (see Note 2 Derivative Liability).  On August 20, 2009 322,580warrants valued at $3,598,571 as of that date, were exercised under the cashlessexercise provisions of the warrants. The Company issued 132,251 shares of commonstock. On October 15, 2009, 215,054 warrants valued at $2,888,495 as of thatdate were exercised under the cashless exercise provision of the warrants. Thecompany issued 103,318 shares of common stock.
Note 10- OTHER COMPREHENSIVEINCOME
Balancesof related after-tax components comprising accumulated other comprehensiveincome, included in stockholders equity, as of June 30, 2010 and December 31,2009 are as follows:
	Foreign Currency	Accumulated Other
	Translation	Comprehensive
	Adjustment	Income
Balance December 31, 2008	$1,520,166	$1,520,166
Changes for year ended December 31, 2009	124,967	124,967
Balance December 31, 2009	1,645,133	1,645,133
Changes for the six months ended June 30, 2010	(360,699)	(360,699)
Balance at June 30, 2010	$1,284,434	$1,284,434

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)

Note11 - CURRENTVULNERABILITY DUE TO CERTAIN RISK FACTORS
TheCompany’s operations are carried out in the PRC. Accordingly, the Company’sbusiness, financial condition and results of operations may be influenced by thepolitical, economic and legal environments in the PRC, and by the general stateof the PRC's economy. The Company’s business may be influenced by changes ingovernmental policies with respect to laws and regulations, anti-inflationarymeasures, currency conversion and remittance abroad, and rates and methods oftaxation, among other things.
Note12 – MAJOR CUSTOMERSAND CREDIT RISK
TheCompany derives a portion of its income from various Airlines. Most revenue iscleared through IATA, a centralized reporting platform.
Note13 -    SEGMENTINFORMATION
Upon thedisposition of Shenzhen Speedy Dragon Enterprises Limited pursuant to atermination agreement dated June 12, 2009, the Company currently operates andprepares accounting and other financial reports separately to management foreleven major business organizations (Shenzhen Yuzhilu Aviation Service Co.,Ltd., Shanghai Lanbao Travel Service Co., Ltd., Foshan International TravelService Co., Ltd.,  Xian Golden Net Travel Serve Services, ChongqingTravel World E-Business Co., Ltd., Shenzhen Universal Travel Agency Co., Ltd.,Hebei Tianyuan Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co.,Ltd., Huangshan Holiday Travel Service Co., Ltd., Kunming Business TravelService Co., Ltd., and Shanxi Jinyang Travel Agency Co., Ltd.). Pursuant to SFAS131 they disclose segments on a single entity basis, which in their case is thelegal entity. Our air-ticketing segment relates to the segment reporting ofShenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel WorldE-Business Co., Ltd., hotel reservation segment relates to Shanghai LanbaoTravel Service Co., Ltd., packaged tours segment relates to Foshan InternationalTravel Service Co., Ltd., Xi’an Golden Net Travel Serve Service Company Ltd.,Shenzhen Universal Travel Agency Co., Ltd., Hebei Tianyuan Travel Agency Co.,Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Huangshan Holiday TravelService Co., Ltd., Kunming Business Travel Service Co., Ltd., and Shanxi JinyangTravel Agency Co., Ltd.. Management monitors these segments regularly tomake decisions about resources to be allocated to the segment and assess itsperformance,

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)

Note13 -    SEGMENT INFORMATION(CONTINUED)
Thefollowing tables’ present summarized information by segment:
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

UNIVERSALTRAVEL GROUP
NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
JUNE30, 2010
 (UNAUDITED)

Note14 -    SUBSEQUENTEVENTS
On March 4, 2010, the company announced that it has entered intoletters of intent to acquire four travel agency businesses in China – TianjinHongxun Aviation Agency Co., Ltd. (“Tianjin Hongxun”), Shanxi Jinyang TravelAgency Co., Ltd. (“Shanxi Jingyang”), Kunming Business travel Agency Co., Ltd.(“Kunming Business Travel”), and Shandong Century Aviation Development Co., Ltd.(“Shandong Century”) – for a total purchase consideration of $19.5 million. Thecombined unaudited 2009 revenue and net income for the four travel agencies were$23.0 million and $3.0 million, respectively.  The final purchaseconsideration of Tianjin Hongxun and Shandong Century may be subject toadjustment after completion of the diligence by the Company.
On July13, 2010, the company announced a partnership with Agoda, a subsidiary ofPriceline.com, to strengthen its hotel reservation business segment and upgradeits website, www.cnutg.com . Underthe agreement, Universal Travel Group will offer its customers access to Agoda’sinternational network of hotels. Through the updated cnutg.com website,travelers will be able to enjoy special Agoda promotions and instantconfirmation at tens of thousands of hotels worldwide.  Through thispartnership with Universal Travel Group, Agoda intends to increase its exposurein the large Chinese travel market.
For thesix months ended June 30, 2010, the Company has evaluated subsequent events forpotential recognition and disclosure through August 9, 2010, the date of thefinancial statement issuance.

Item2.  Management’s Discussion and Analysis or Plan ofOperation.

Forward-LookingStatements: No Assurances Intended

Inaddition to historical information, this Quarterly Report containsforward-looking statements, which are generally identifiable by use of the words“believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,”“projects,” or similar expressions. These forward-looking statements representManagement’s belief as to the future of Universal TravelGroup.  Whether those beliefs become reality will depend on manyfactors that are not under management’s control.  Many risks anduncertainties exist that could cause actual results to differ materially fromthose reflected in these forward-looking statements. Readers are cautioned notto place undue reliance on these forward-looking statements. We undertake noobligation to revise or publicly release the results of any revision to theseforward-looking statements.

BusinessOverview

Headquarteredin Shenzhen, Guangdong Province, the Company is a travel services provider inthe People’s Republic of China and is engaged in providing reservation, booking,and domestic and international travel and tourism services throughout thePeople’s Republic of China via the internet, its TRIPEASY Kiosks and throughcustomer representatives.

Under thetheme of "Wings towards a more colorful life", our core services include tourpackaging, booking services for air tickets and hotelsreservations.

In 2007,we completed the acquisition of Speedy Dragon Enterprise Limited, specializingin air cargo agency; Xi'an Golden Net Travel Serve Services Co., Ltd.,specializing in travel packaged tours; Shanghai Lanbao Travel Service Co., Ltd.,specializing in hotel reservations and Foshan Overseas International TravelService Co., Ltd., a PRC-based company that handles both domestic andinternational travel inquiries.

In thesecond quarter of 2009, based on the past performance of our air cargo business,as well as the market perspective of this business, we decided to spin off ourSpeedy Dragon Enterprise Limited subsidiary, and as a result, exited the aircargo business. We believe the spin-off was beneficial to us as it allowed us toconcentrate on our core business of selling air tickets, hotel accommodationsand packaged tours.

In orderto seize the opportunities arising from the economic promotion by the Chinesegovernment of the mid and western regions of the PRC, we strategically set upChongqing Universal Travel E-Business Co., Ltd. to strengthen our presence inthat region in the second quarter of 2009 and began generating revenues in thethird quarter of 2009.

In March2010, we completed the acquisition of Huangshan Holiday Travel Service Co., Ltd.("Huangshan Holiday"), Hebei Tianyuan International Travel Agency Co., Ltd.("Tianyuan"), and Zhengzhou Yulongkang Travel Agency Co., Ltd. ("Yulongkang").At the end of June 2010, we also completed the acquisition of Shanxi JinyangTravel Agency Co., Ltd ("Shanxi Jinyang") and Kunming Business Travel AgencyCo., Ltd (“Kunming Business Travel”), two other packaged tour servicesproviders.

Webelieve that these acquisitions of travel service providers would help usfurther expand our geographic coverage in the fast growing domestic travelmarket. We believe our comprehensive service platform and broad customer reachwill enable us to improve the sales volume and operation efficiency of these newacquisitions. On the other hand, they will also help lift the sales volume andoperation efficiency of our existing subsidiaries, and thus improve our overallearnings and profit margins.

Wecurrently have three discrete lines of business and revenue. Our air-ticketingsegment relates to the segment reporting of Shenzhen Yuzhilu Aviation ServiceCo., Ltd. and Chongqing Travel World E-Business Co., Ltd. Our hotel reservationsegment relates to Shanghai Lanbao Travel Service Co., Ltd. Our packaged tourssegment relates to the remaining eight operating subsidiaries: FoshanInternational Travel Service Co., Ltd, Xi’an Golden Net Travel Serve ServiceCompany Limited, Shenzhen Universal Travel Agency Co. Ltd, Huangshan HolidayTravel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd,Zhengzhou Yulongkang Travel Agency Co., Ltd, Shanxi Jinyang Travel Agency Co.,Ltd and Kunming Business Travel Agency Co., Ltd.

Operationsof each segment are exclusive to the operations of the associated subsidiarycompany. Those new subsidiaries which previously had air-ticketing service orhotel reservation services were consolidated into our existing air-ticketing andhotel reservation services. With higher volume in these two business segments,we believe that we now have better bargaining power with our suppliers, theairlines or hotels.

On June21, 2010 we closed a common stock offering transaction. In this transaction, weissued 2,857,143 shares of common stock at $7.00 per share for an aggregateamount of $20 million.

On June24, 2010, upon the approval of the Civil Aviation Administration of China(CAAC), a number of Chinese airlines claimed that they were authorized to cutthe commission paid to travel agencies from 5% to 3%. Currently there has beenno major impact on our existing businesses, since these airlines hadonly reduce the commission rate for a few flights departing from Beijing andShanghai.

Webelieve that airlines will still heavily rely on travel agencies to sell theirtickets in the near future and will have to continue payment sales commissionsto them.

We alsoanticipate the proposed airline commission rate cut would accelerate theconsolidation of  the Chinese travel industry. The more efficientand better managed service providers will excel over their competitions and gainmore market shares in this industry, while their smaller competitors wouldeither consolidate with other agencies or wind up.

In July2010, we partnered with Agoda, a subsidiary of Priceline.com, to strengthen ourhotel reservation business segment. Under this partnership agreement, we offerour customers access to Agoda's international network of hotels. Through ourwebsite, travelers will be able to enjoy special Agoda promotions and instantconfirmation at tens of thousands of hotels worldwide. Also through thispartnership, Agoda intends to increase its exposure in the large Chinese travelmarket. This partnership offers us the opportunity to work with one of theworld's largest online hotel reservation agencies and further strengthen ourhotel reservation segment. The cooperation with Agoda fits with our strategy ofexpanding our higher margin business segments. We intend to leverage Agoda'sglobal brand awareness and look forward to higher volume in hotelreservation.

In 2009,we were selected one of the Top Ten Brands of Travel Services in the People’sRepublic of China. We believe our quality of services will distinguish us in ourlong term competitiveness.

RESULTSOF OPERATIONS

THREEMONTHS ENDED JUNE, 2010 AND 2009

Thefollowing table presents certain consolidated statement of operationsinformation derived from the consolidated statements of income for the threemonths ended June 30, 2010 and 2009 respectively.

Becausethe Company had spun off its Speedy Dragon Enterprise Limited subsidiary andexited the air cargo business in the second quarter of 2009, all numbersattributable to continuing operations in the following discussion do not includethe operating results of Speedy Dragon Enterprise Limited for the second quarterof 2009 and its historical results.  Such had been reclassified asdiscontinued operations.

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

For the three months endedJune 30, 2010:
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
For the three months endedJune 30, 2009:

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

 (*)"Segment effect in Gross Margin" was calculated by multiplying "the percentageof the segment revenue over the total revenue" with "gross margin of the relatedsector". This outlines how each segment contributes to the total grossmargin.

Revenue

Ourair-ticketing segment relates to the segment reporting of Shenzhen YuzhiluAviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd. Ourhotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd.Our packaged tours segment relates to the remaining eight operatingsubsidiaries: Foshan International Travel Service Co., Ltd, Xi’an Golden NetTravel Serve Service Company Limited, Shenzhen Universal Travel Agency Co. Ltd,Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International TravelAgency Co., Ltd, Zhengzhou Yulongkang Travel Agency Co., Ltd, Shanxi JinyangTravel Agency Co., Ltd and Kunming Business Travel Agency Co., Ltd. Operationsof each segment are exclusive to the operations of the associated subsidiarycompany.

Revenuesfor the three months ended June 30, 2010 were $36,741,612, compared to$18,405,473 for the same period 2009, an increase of $18,336,139, orapproximately 100%. The contributions from the five newly acquired subsidiarieswere $11,643,472, or 31.7% of our total revenues for these three months.Excluding this effect, revenues for the three months ended June 30, 2010 were$25,098,140, compared to $18,405,473 for the same period 2009, an increase of$6,292,666, or approximately 36%.

We haveexpended considerable efforts to expand our businesses, especially the packagedtour business. This resulted in the acquisition of five new packaged toursubsidiaries this year.  For that reason, along with the strong demandfor travel demand as a result of the recovery of Chinese economy, and thecontinuing effect of the Chinese government’s stimulus package, our revenue forthe quarter ended June 30, 2010 increased significantly from the same period theyear before.  The high growth rate is also helped by the comparativelylower numbers in the same quarter last year, when the tourism industry wasadversely affected by H1N1. We continue to see success in cross marketing andselling our travel related products across our business segments and increasedbrand awareness from online resales and the deployment of our TRIPEASY kiosks.

Revenuefrom air-ticketing segment were $6,005,989 for the three months ended June 30,2010 compared to $3,294,514 for the same period last year, an increase of$2,711,475, or approximately 82%. This increase is generally driven by the samefactors mentioned above, but more specifically, a result of the increased demandfor air passenger transportation and higher ticket prices. We attribute thehigher air ticket prices to the booming tourism, general inflation in Chineseeconomy, as well as the airlines acting together on pricing. As China’s economyrecovers, we believe that our growth in air-ticketing is sustainable in thecoming quarters.

Revenuefrom hotel reservations segment were $3,018,872 for the three months ended June30, 2010 compared to $2,714,144 for the same period in 2009, an increase of$304,728, or approximately 11%. This increase is a result of the factorsmentioned above for air tickets and the successful cross marketing of ourvarious business segments. For this specific segment, we expect higherreservation volumes and higher revenue growth in the coming quarters, after ourpartnership with Agoda to leverage its global brand awareness and internationalhotel network.

Revenuefrom our packaged tour segment were $27,716,751 for the three months ended June30, 2010, compared to $12,396,815 for the same period in 2009, an increase of$15,319,936, or approximately 124%. Excluding the effect of the five newlyacquired subsidiaries, which was $11,643,472, our revenues from this segmentwere $16,073,279 for the three months ended June 30, 2010, compared to$12,396,815, for the same period in 2009, an increase of $3,676,465, orapproximately 24%. This increase is a result of the recovery of Chinese economy,the government’s stimulus package, and our strong efforts in carrying ourvarious marketing programs.

Cost ofServices

Costs ofservices for air tickets cover mainly business and revenue relatedtaxes.  Costs of services for hotel reservations cover mainly businessand revenue related taxes, as well as commissions paid to the sales agents forselling hotel rooms in the Company’s system.   Costs of servicesfor packaged tours include meals, transportation (airline tickets, train ticketsand car rental), lodging, airport transfers, tickets to local attractions andtours.

Otherdirect costs such as systems and related technologies used by each segmentoperations, and costs associated with payment processing are also included inthe Company’s Costs of Services. In addition, the Company allocates costs oflabor and facilities, depreciation, communications, and utility expensesincurred by each segment between costs of services and general administrativeexpenses.  The percentage, ranging from 50% to 80%, allocated to costsof sales is based on management estimate, and the percentage allocated isestimated to be directly associated with the generation ofrevenues.

Costs ofservices for the three months ended June 30, 2010 were $26,188,474 compared to$11,875,779 for the same period in 2009, an increase of $14,312,695, orapproximately 121%. The comparatively higher costs of services resulted frompackaged tours making up a greater percentage of our total revenue and theircorresponding higher cost of services. Excluding the costs of services for thefive newly acquired subsidiaries, which was $9,821,769, costs of services forthe three months ended June 30, 2010 were $16,366,705, compared to $11,875,779,for the same period 2009, an increase of $4,490,926, or approximately 38%. Theincrease is in tandem with the increase in revenue.

Costs ofservices from air-ticketing were $399,514 for the three months ended June 30,2010, compared to $349,173 for the same period last year, an increase of$50,341, or approximately 14%. This increase is associated with the higherbooking volumes, and the much higher increase of revenue in thissegment.

Costs ofservices from hotel-reservation were $1,071,350 for the three months ended June30, 2010, compared to $910,164 for the same period last year, an increase of$161,186, or approximately 18%. The increase is in tandem with the increase ofrevenue.

Costs ofservices from packaged-tour were $24,717,610 for the three months ended June 30,2010, compared to $10,616,442 for the same period last year, an increase of$14,101,168 or approximately 133%. The increase is in tandem with the increaseof revenue. Excluding the effect of the costs of services for the five newlyacquired subsidiaries, which was $9,821,769, our costs of services from thissegment were $14,895,841, for the three months ended June 30, 2010 compared to$10,616,442, for the same period in 2009, an increase of $4,279,399, orapproximately 40%. The increase is also in tandem with the increase of revenuein this segment.

GrossProfit

Grossprofit for the three months ended June 30, 2010 was $10,553,139, compared to$6,529,694, for the same period 2009, an increase of $4,023,445, orapproximately 62%. The increase in gross profit is due to the same factorscontributing to the growth in revenue. The exponential growth in both ourdomestic air-ticketing business and hotel reservations business is a result ofsynergies from our packaged tour operations.

Grossprofit in our air-ticketing segment was $5,606,475 for the three months endedJune 30, 2010, compared to $2,945,341 for the same period last year, an increaseof $2,661,134, or approximately 90%. Gross profit margin for the three monthsended June 30, 2010 was 93.3%, compared to 89.4% for the same period 2009, anincrease of approximately 3.9%. The increase of gross margin for this segmentwas mainly attributable to the increased demand for air passenger transportationand higher ticket prices. The higher air ticket prices are a result of thebooming tourism in China, the general inflation in Chinese economy, as well asthe airlines acting together to determine pricing.

Grossprofit in our hotel reservation segment was $1,947,522 for the three monthsended June 30, 2010 compared to $1,803,980 for the same period last year, anincrease of $143,542, or approximately 8%. Gross profit margin in this segmentfor the three months ended June 30, 2010 was 64.5% compared to 66.5% for thesame period 2009, a decrease of approximately 2%. The slightly decreased grossprofit margin is mostly due to the reclassification of the costsassociated.

Grossprofit in our packaged tour segment was $2,999,142 for the three months endedJune 30, 2010 compared to $1,780,373 for the same period last year, an increaseof $1,218,769, or approximately 68%.  Gross profit margin in thissegment for the three months ended June 30, 2010 was 10.8% compared to 14.4% forthe same period 2009, a decrease of 3.6%.  The reason for the loweroverall gross profit margin is that we had to consolidate the five newlyacquired subsidiaries in this segment and they had lower gross profit marginsgenerally. Although currently these subsidiaries have lower profit margins thanthe existing subsidiaries, we believe that they have great potential to improve,and their strong local networks are critical in our nationwide expansionstrategy.

Ourair-ticketing and hotel reservation have much higher gross margin than ourpackaged tour business primarily as our revenue from air-ticketing and hotelreservation are the commission we generate and our costs of service are mainlybusiness taxes, systems and related technologies used in operations, costsassociated with payment processing, and allocation of costs of labor andfacilities, communications, and utility expenses, which all together are notsubstantial; while costs of services for the packaged tours include meals,transportation (airline tickets, train tickets and car rental), lodging, airporttransfers, tickets to local attractions and tours, that all together are muchsubstantial variable and fixed overheads.

Consolidatedgross margin for the three months ended June 30, 2010 came in at 28.7%, a 6.8%decrease from the 35.5% the Company posted in the same period last year. Thelower gross margin is mainly due to our changes in revenues mix. Due to thedifference in revenues recognition, our packaged tour has lower gross margin.During the three months ended June 30, 2010, revenues generated from packagedtours, which have a smaller profit-margin, grew at a much higher rate thanrevenues generated from air ticketing and hotel reservations, leading to loweroverall gross margin.

Selling, General andAdministrative Expenses

Majorselling, general, and administrative expenses for the three months ended June30, 2010 and 2009 are as follows:

	For the three months ended June 30,
	2010	2009

Business related tax	$203,485	$172,547
Salary and commission	1,782,021	744,230
Marketing	120,241	508
Rent	93,355	44,151
Depreciation and amortization	384,002	10,655
Professional fees	394,245	85,742
Stock-based compensation	340,372	330,724
Other general and administrative expenses	143,316	176,362
Total	$3,461,037	$1,564,919

Selling,general and administrative expenses totaled $3,461,037 for three months endedJune 30, 2010 compared to $1,564,919 for the same period last year, an increaseof approximately 121%.

Selling,general and administrative expenses were approximately 9.4% of revenue for thethree months ended June 30, 2010 as compared to 8.5% for the same period lastyear. General increase in selling, general and administrative expenses are inconnection with the growth in business operations during the three months endedJune 30, 2010, as compared to the same period of last year. During the secondquarter of 2010, we incurred extra professional fees and consolidation expensesfor the aforesaid mergers and acquisitions, as well as for the $20 million ofcommon stock offering in June. To promote our businesses, especially thepackaged tour programs, we spent $120,241 on  advertisements thisquarter when we did not incur so much last year. In the second half of 2009, weestablished two subsidiaries, Chongqing Universal Travel E-Business Co., Ltd andShenzhen Universal Travel Agency Co. Ltd. Depreciation and amortization expensesof these two newly established companies, have been taken into account intoselling, general and administrative expenses since the third quarter of2009.

Other Income(Expenses)

Gain onchange in fair value of derivative liability for the three months ended June,2010 was $839,553 compared to a loss of $5,819,481 for same period last year.The Company adopted Derivative and Hedging, ASC 815-40 effective January 1,2009. The warrants issued in connection with the “Securities Purchase Agreement”dated August 28, 2008 were reclassified from equity to derivative liability andmarked to market.  Therefore, the Company recorded a gain on change infair value of derivative liability of $839,553 on June 30, 2010 to mark tomarket for the decrease in fair value of the warrants from April 1, 2010 to June30, 2010.

NetIncome

Netincome was $6,044,198, or 16.5% of revenues for the three months ended June 30,2010, compared to a loss of $2,585,025 for the same period last year. Thesignificant increase in net income is mostly due to our efforts to expand ourbusiness, our merger and acquisition strategy, as well as the non-cash gain onchange in fair value of derivative liability and the effect of the discontinuedoperation.

SIXMONTHS ENDED JUNE, 2010 AND 2009

Thefollowing table presents certain consolidated statement of operationsinformation derived from the consolidated statements of income for the sixmonths ended June 30, 2010 and 2009 respectively.

Becausethe Company had spun off its Speedy Dragon Enterprise Limited subsidiary andexited the air cargo business in the second quarter of 2009, all numbersattributable to continuing operations in the following discussion do not includethe operating results of Speedy Dragon Enterprise Limited for the first quarterof 2009 and its historical results.  Such had been reclassified asdiscontinued operations.

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

For the six months endedJune 30, 2010:

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
For the six months endedJune 30, 2009:

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

 (*)"Segment effect in Gross Margin" was calculated by multiplying "the percentageof the segment revenue over the total revenue" with "gross margin of the relatedsector". This outlines how each segment contributes to the total grossmargin.

Revenue

Ourair-ticketing segment relates to the segment reporting of Shenzhen YuzhiluAviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd. Ourhotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd.Our packaged tours segment relates to the remaining eight operatingsubsidiaries: Foshan International Travel Service Co., Ltd, Xi’an Golden NetTravel Serve Service Company Limited, Shenzhen Universal Travel Agency Co. Ltd,Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International TravelAgency Co., Ltd, Zhengzhou Yulongkang Travel Agency Co., Ltd, Shanxi JinyangTravel Agency Co., Ltd and Kunming Business Travel Agency Co., Ltd. Operationsof each segment are exclusive to the operations of the associated subsidiarycompany.

Revenuesfor the six months ended June 30, 2010 were $62,871,619, compared to $33,916,152for the same period 2009, an increase of $28,955,467, or approximately 85%. Thecontributions from the five newly acquired subsidiaries were $16,917,786, or 27%of our total revenues for these six months. Excluding this effect, revenues forthe six months ended June 30, 2010 were $45,953,833, compared to $33,916,152 forthe same period 2009, an increase of $12,037,681 or approximately35%.

Theacquisition of the five subsidiaries this year was primarily due to our effortsto expand our businesses, especially the packaged tour business, along with thestrong demand for travel demand as a result of the recovery of Chinese economy,and the continuing effect of the Chinese government’s stimuluspackage.  The high growth rate is also helped by the comparativelylower numbers in the same quarter last year, when the tourism industry wasadversely affected by H1N1. We continue to see success in cross marketing andselling our travel related products across our business segments and increasedbrand awareness from online resales and the deployment of our TRIPEASY kiosks.

Revenuesfrom air-ticketing segment were $10,442,953 for the six months ended June 30,2010 compared to $6,045,642 for the same period last year, an increase of$4,397,311, or approximately 73%. This increase is generally driven by the samefactors mentioned above, but more specifically, a result of the increased demandfor air passenger transportation and higher ticket prices. We attribute thehigher air ticket prices to the booming tourism, general inflation in Chineseeconomy, as well as the airlines acting together on pricing. As China’s economyrecovers, we believe that our growth in air-ticketing is sustainable in thecoming quarters.

Revenuesfrom hotel reservations segment were $6,169,248 for the six months ended June30, 2010 compared to $5,230,975 for the same period in 2009, an increase of$938,273, or approximately 18%. This increase is a result of the factorsmentioned above for air tickets and the successful cross marketing of ourvarious business segments. For this specific segment, we expect higherreservation volumes and higher revenue growth in the coming quarters, after ourpartnership with Agoda to leverage its global brand awareness and internationalhotel network.

Revenuesfrom our packaged tour segment were $46,259,418 for the six months ended June30, 2010, compared to $22,639,535 for the same period in 2009, an increase of$23,619,883, or approximately 104%. Excluding the effect of the five newlyacquired subsidiaries, which was $16,917,786, our revenues from this segmentwere $29,341,632 for the six months ended June 30, 2010, compared to$22,639,535, for the same period in 2009, an increase of $6,702,097,approximately 30%. This increase is a result of the recovery of Chinese economy,the government’s stimulus package, and our strong efforts in carrying ourvarious marketing programs.

Cost ofServices

Costs ofservices for air tickets cover mainly business and revenue relatedtaxes.  Costs of services for hotel reservations cover mainly businessand revenue related taxes, as well as commissions paid to the sales agents forselling hotel rooms in the Company’s system.   Costs of servicesfor packaged tours include meals, transportation (airline tickets, train ticketsand car rental), lodging, airport transfers, tickets to local attractions andtours.

Otherdirect costs such as systems and related technologies used by each segmentoperations, and costs associated with payment processing are also included inthe Company’s Costs of Services. In addition, the Company allocates costs oflabor and facilities, depreciation, communications, and utility expensesincurred by each segment between costs of services and general administrativeexpenses.  The percentage, ranging from 50% to 80%, allocated to costsof sales is based on management estimate, and the percentage allocated isestimated to be directly associated with the generation ofrevenues.

Costs ofservices for the six months ended June 30, 2010 were $43,816,506 compared to$21,614,649 for the same period in 2009, an increase of $22,201,857, orapproximately 103%. The comparatively higher costs of services resulted frompackaged tours making up a greater percentage of our total revenue and theircorresponding higher cost of services . Excluding the effect of the costs ofservices of the five newly acquired subsidiaries, which is $14,044,492, costs ofservices for the six months ended June 30, 2010 were $29,772,024, compared to$21,614,649, for the same period 2009, an increase of $8,157,365, orapproximately 38%. The increase is in tandem with the increase of revenue.

Costs ofservices from air-ticketing were $1,202,103 for the six months ended June 30,2010, compared to $651,979 for the same period last year, an increase of$550,124, or approximately 84%. The increase is in tandem with the increase ofrevenue, and the higher percentage increase is mostly due to ourreclassification of costs.

Costs ofservices from hotel-reservation were $2,160,523 for the six months ended June30, 2010, compared to $1,683,627 for the same period last year, an increase of$476,896, or approximately 28%. The increase is in tandem with the increase ofrevenue, and the higher percentage increase is mostly due to ourreclassification of costs.

Costs ofservices from packaged-tour were $40,453,880 for the six months ended June 30,2010, compared to $19,279,043 for the same period last year, an increase of$21,174,837 or approximately 110%. The increase is in tandem with the increaseof revenue. Excluding the effect of the costs of services for the five newlyacquired subsidiaries, which was $14,044,492, our costs of services from thissegment were $26,409,388 for the six months ended June 30, 2010 compared to$19,279,043 for the same period in 2009, an increase of $7,130,345, orapproximately 37%. The increase is also in tandem with the increase ofrevenue.

GrossProfit

Grossprofit for the six months ended June 30, 2010 was $19,055,113 compared to$12,301,503, for the same period 2009, an increase of $6,753,610, orapproximately 55%. The increase in gross profit is due to the same factorscontributing to the growth in revenue. The exponential growth in both ourdomestic air-ticketing business and hotel reservations business is a result ofsynergies from our packaged tour operations.

Grossprofit in our air-ticketing segment was $9,240,850 for the six months ended June30, 2010, compared to $5,393,663 for the same period last year, an increase of$3,847,187, or approximately 71%. Gross profit margin for the six months endedJune 30, 2010 was 88.5%, slightly lower than 89.2% for the same period 2009. Thestability in gross margin for this segment was mainly attributable to theincreased demand for air passenger transportation and higher ticket prices inthe second quarter, while it slipped a little in the first quarter mostly due toseasonality. The higher air ticket prices came from the booming tourism, thegeneral inflation in Chinese economy, as well as the airlines acting together onpricing.

Grossprofit in our hotel reservation segment was $4,008,725 for the six months endedJune 30, 2010 compared to $3,547,348 for the same period last year, an increaseof $461,377, or approximately 13%. Gross profit margin in this segment for thesix months ended June 30, 2010 was 65.0%, compared to 67.8% for the same period2009, a decrease of 2.8%. The decreased gross profit margin is mostly due to thereclassification of the costs associated.

Grossprofit in our packaged tour segment was $5,805,538 for the six months ended June30, 2010 compared to $3,360,492 for the same period last year, an increase of$2,445,046, or approximately 73%.  Gross profit margin in this segmentfor the six months ended June 30, 2010 was 12.5% compared to 14.8% for the sameperiod 2009, a decrease of 2.3%.  The reason for the lower overallgross profit margin is that we had to consolidate the five newly acquiredsubsidiaries into this segment and they had  lower gross profitmargins generally. Although currently these subsidiaries have lower profitmargins than the existing subsidiaries, we believe that they have greatpotential to improve, and their strong local networks are critical in ournationwide expansion strategy.

Ourair-ticketing and hotel reservation have much higher gross margin than ourpackaged tour business primarily as our revenues from air-ticketing and hotelreservation are the commission we generated and our costs of service are mainlybusiness taxes, systems and related technologies used in operations, costsassociated with payment processing, and allocation of costs of labor andfacilities, communications, and utility expenses, which all together are notsubstantial; while costs of services for the packaged tours include meals,transportation (airline tickets, train tickets and car rental), lodging, airporttransfers, tickets to local attractions and tours, that all together are muchsubstantial variable and fixed overheads.

Consolidatedgross margin for the six months ended June 30, 2010 came in at 30.3%, a 6%decrease from the 36.3% we posted in the same period last year. The lower grossmargin is mainly due to our changes in revenues mix. Due to the difference inrevenues recognition, our packaged tour has lower gross margin. During the sixmonths ended June 30, 2010, revenues generated from packaged tours, which have asmaller profit-margin, grew at a much higher rate than revenues generated fromair ticketing and hotel reservations, leading to lower overall grossmargin.

Selling, General andAdministrative Expenses

Majorselling, general, and administrative expenses for the six months ended June 30,2010 and 2009 are as follows:

	For the six months ended June 30,
	2010	2009

Business related tax	$359,063	$261,233
Salary and commission	2,880,472	1,465,152
Marketing	195,339	38,855
Rent	196,029	82,671
Depreciation and amortization	645,905	19,074
Professional fees	659,250	341,676
Stock-based compensation	677,004	495,725
Other general and administrative expenses	911,617	402,330
Total	$6,524,679	$3,097,716

Selling,general and administrative expenses totaled $6,524,679 for six months ended June30, 2010 compared to $3,097,716 for the same period last year, an increase ofapproximately 111%.

Selling,general and administrative expenses were approximately 10.4% of revenue for thesix months ended June 30, 2010 as compared to 9.1% for the same period lastyear. General increase in selling, general and administrative expenses are inconnection with the growth in business operations during the six months endedJune 30, 2010, as compared to the same period of last year. During the firsthalf of 2010, we incurred extra professional fees and consolidation expenses forthe aforesaid mergers and acquisitions, as well as for the $20 million of commonstock offering in June. To promote our businesses, especially the packaged tourprograms, we spent $195,339 of advertisements in the first two quarters of 2010,while we did not incur so much for the same period last year. In the second halfof 2009, we established two subsidiaries, Chongqing Universal Travel E-BusinessCo., Ltd and Shenzhen Universal Travel Agency Co. Ltd. Depreciation andamortization expenses of these two newly established companies have been takeninto account since the third quarter of 2009.

Other Income(Expenses)

Gain onchange in fair value of derivative liability for the six months ended June, 2010was $949,004 compared to a loss of $5,706,217 for same period last year. TheCompany adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009.The warrants issued in connection with the “Securities Purchase Agreement” datedAugust 28, 2008 were reclassified from equity to derivative liability and markedto market.  Therefore, the Company recorded a gain on change in fairvalue of derivative liability of $949,004 on June 30, 2010 to mark to market forthe decrease in fair value of the warrants from January 1, 2010 to June 30,2010.

NetIncome

Netincome was $10,134,039, or 16.1% of revenues for the six months ended June 30,2010, compared to $796,514, or 4.1% of revenues for the same period last year.The significant increase in net income is mostly due to our efforts to expandour business, our merger and acquisition strategy, as well as the non-cash gainon change in fair value of derivative liability and the effect of thediscontinued operation.

LIQUIDITY AND CAPITALRESOURCES

Cash foroperations and liquidity needs are funded primarily through cash flows fromoperations and short-term borrowings. Cash and cash equivalents were $43,591,459as of June 30, 2010. Current assets and current liabilities as of June 30, 2010were $86,184,528 and $10,771,024, respectively, yielding working capital of$75,413,504. We believe that the funds available to us from operations areadequate to meet our operating needs in 2010. For the six months ended June 30,2010, net cash provided by operating activities was approximately $4,546,144,which resulted primarily from our organic operations and effective management ofcash flow.

Capitalexpenditure

Totalcapital expenditure for six months ended June 30, 2010 was $1,864,774 topurchase fixed assets, primarily machinery and equipment, such as TRIPEASY kiosks. Managementmay consider substantial increase in equipment or other supporting machineryexpenditure to support the fast development and expansion of ourbusiness.

Working CapitalRequirements

Historically,operations and short term financing have been sufficient to meet our cash needs.We believe that we will be able to generate revenue from operations to providethe necessary cash flow to meet anticipated working capital requirements.However, our actual working capital needs for the long and short term willdepend upon numerous factors, including operating results, competition, theopportunity to acquire or start-up new businesses, and the availability ofcredit facilities, none of which can be predicted with certainty. Due to ourrapid growth and expansion, our need for additional capital may arise, andmanagement will seek to raise capital for the maintenance and expansion of ouroperations through the issuance of debt or equity if necessary. To satisfy thesecapital needs due to our broad expansion in PRC, as well as to set up more TRIPEASY kiosks, we may incuradditional capital expenditure.

We fileda Registration Statement on Form S-3 to register $50,000,000 worth of securitieson Aug 7, 2009, which became effective on November 5, 2009. In December 15,2009, we closed Subscription Agreements with certain investors to sell to theman aggregate of 2,222,222 shares of common stocks for a consideration of $20million. We also closed another common stock public offering transaction on June16, 2010. In this transaction we issued 2,857,143 shares of common stocks for anaggregate amount of $20 million.

Unlessotherwise indicated in a prospectus supplement, we intend to use the netproceeds from the sale of the securities under the S-3 registration for generalcorporate purposes, including expanding our products, and for general workingcapital purposes.  We may also use a portion of the net proceeds toacquire or invest in businesses and products that are complementary to our own,although we have no current plans, commitments or agreements with respect to anyacquisitions as of the date of the S-3 registration.

Off Balance SheetArrangements

We havenever entered into any off-balance sheet financing arrangements and have neverestablished any special purpose entities. We have not guaranteed any debt orcommitments of other entities or entered into any options on non-financialassets.

Item3.           Quantitative and QualitativeDisclosures About Market Risk.

We currently do not hold or use anyderivative or other financial instruments that expose us to substantial marketrisk and we have no foreign exchange contracts.

We are exposed to foreign exchange riskarising from fluctuations in the exchange rate between U.S. Dollars andRenminbi. Our operations are located in the People’s Republic of China andsubstantially all of our revenues and assets are denominated in Renminbi.However our reporting currency is the U.S. Dollar and some of our expenses aredenominated in U.S. Dollars. As a result, our financial results are potentiallysubject to the impact of changes in value between U.S. Dollars and Renminbi. Ifthe Renminbi depreciates relative to the U.S. Dollar, the value of our revenues,earnings and assets as reported in our financial statements willdecline.

Item4.  Controls and Procedures.

Evaluationof our Disclosure Controls

As of theend of the period covered by this Quarterly Report on Form 10-Q/A, our principalexecutive officer and principal financial officer have evaluated theeffectiveness of our “disclosure controls and procedures” (“DisclosureControls”). Disclosure Controls, as defined in Rule 13a-15(e) of the SecuritiesExchange Act of 1934, as amended (the “Exchange Act”), are procedures that aredesigned with the objective of ensuring that information required to bedisclosed in our reports filed under the Exchange Act, such as this QuarterlyReport, is recorded, processed, summarized and reported within the time periodsspecified in the Securities and Exchange Commission’s rules and forms.Disclosure Controls are also designed with the objective of ensuring that suchinformation is accumulated and communicated to our management, including the CEOand CFO, as appropriate to allow timely decisions regarding required disclosure.Our management, including the CEO and CFO, does not expect that our DisclosureControls will prevent all error and all fraud. A control system, no matter howwell conceived and operated, can provide only reasonable, not absolute,assurance that the objectives of the control system are met. Further, the designof a control system must reflect the fact that there are resource constraints,and the benefits of controls must be considered relative to their costs. Becauseof the inherent limitations in all control systems, no evaluation of controlscan provide absolute assurance that all control issues and instances of fraud,if any, within the company have been detected. These inherent limitationsinclude the realities that judgments in decision-making can be faulty, and thatbreakdowns can occur because of simple error or mistake. The design of anysystem of controls also is based in part upon certain assumptions about thelikelihood of future events, and there can be no assurance that any design willsucceed in achieving its stated goals under all potential futureconditions.

Basedupon their controls evaluation, our CEO and CFO have concluded that ourDisclosure Controls are effective at a reasonable assurance level.

Changesin internal control over financial reporting

Therehave been no changes in our internal controls over financial reporting duringour second fiscal quarter that have materially affected, or are reasonablylikely to materially affect, our internal control over financialreporting.

PARTII - OTHER INFORMATION

Item1.   Legal Proceedings.

There is no material legal proceeding pending againstus.

Item1A. Risk Factors

Not Applicable.

Item2.   Unregistered Sales of Equity Securities and Use ofProceeds

None.

Item 3.     Defaults Upon SeniorSecurities

None.

Item4.   (Removed and Reserved).

None.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Copies ofthe following documents are included as exhibits to this report pursuant to Item601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-Q/A shall not be deemed "filed" for purposes of Section 18 of the SecuritiesExchange Act of 1934 (the "Exchange Act") or otherwise subject to liabilityunder that section, nor shall it be deemed incorporated by reference in anyfiling under the Securities Act of 1933, as amended, or the Exchange Act, exceptas expressly set forth by specific reference in suchfiling.

SIGNATURES

Inaccordance with the Exchange Act, the registrant caused this report to be signedon its behalf by the undersigned thereunto duly authorized.

Date:August 12, 2010

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang
Chairwoman and Chief Executive Officer
(Principal Executive Officer)

By:	/ s/ Yizhao Zhang
Yizhao Zhang
Chief Financial Officer
(Principal Financial Officer)