Form 10-Q/A
period 2010-06-30
UNIVERSAL TRAVEL GROUP
filed 2010-08-24
CIK 1336644

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by acourt.   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 6, 2010, there are 19,898,229 shares of $0.001 par value common stock issued and outstanding.

Explanatory Note

In this Amendment No. 2 to Quarterly Report on Form 10-Q (the "Form 10-Q/A"), we refer to Universal Travel Group, a Nevada corporation, as "we," "us," "our" or "our company."

Subsequent to filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 on August 10, 2010, we discovered that we had erroneously placed cost of service of one of subsidary from Air ticketing segment into tours segment. We are amending Note 13 and certain disclosures in our MD&A upon review and approval from our auditor.

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

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountant
New York, N.Y.
August 10, 2010

TABLE OF CONTENTS

Consolidated Balance Sheets	4

Consolidated Statements of Income	5-6

Consolidated Statements of Cash Flows	7

Consolidated Statements of Stockholders’ Equity	8

Notes to Consolidated Financial Statements	9-40

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

	6/30/2010	12/31/2009
		Restated
ASSETS
Cash and cash equivalents	$43,591,459	$36,677,422
Accounts receivable, net	19,555,646	17,321,174
Other receivables and deposits, net	2,127,552	257,907
Due from related party	6,986,717	-
Trade deposit	7,706,484	9,775,735
Advances	-	440,063
Prepayments	2,389,960	216,727
Note receivable	227,182	1,711,392
Acquisition Deposits	3,599,530	4,077,921
Total Current Assets	86,184,529	70,478,341

Property, plant & equipment, net	6,487,219	4,992,677
Intangible assets	3,320,478	339,240
Goodwill	24,812,040	9,896,270
Total Noncurrent Assets	34,619,736	15,228,187
Total Assets	$120,804,266	$85,706,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,507,356	$2,615,730
Customer deposits	1,334,192	2,000,117
Income tax payable	2,063,161	1,654,475
Total Current Liabilities	9,904,710	6,270,322
Derivative liability	866,314	1,815,319
Total Liabilities	10,771,024	8,085,641

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 19,898,229 and 16,714,457 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	19,898	16,714
Additional paid in capital	59,947,337	37,671,645
Other comprehensive income	1,284,434	1,645,133
Statutory reserve	732,282	372,144
Retained earnings	48,049,291	37,915,251
Total Stockholders' Equity	110,033,241	77,620,887
Total Liabilities and Stockholders' Equity	$120,804,265	$85,706,528

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

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND THE YEAR ENDED DECEMBER 31, 2009

			Additional	Other			Total
			Paid In	Comprehensive	Retained	Statutory	Stockholders’
		Amount	Capital	Income	Earnings	Reserve	Equity

Balance December 31, 2008 Restated	13,873,969	$13,873	$15,861,116	$1,520,166	$26,633,573	$372,144	$44,400,872
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009			(2,091,738)		536,777		(1,554,961)
Foreign currency translation adjustments				124,967			124,967
Stock based compensation – Net of warrants exercise	41,120	42	1,154,367				1,154,409
Fair market value Of treasury stock received and retired	(238,095)	(239)	(2,780,711)				(2,780,950)
Warrants exercised	811,941	813	6,571,017				6,571,830
Options exercised	3,300	3	9,567				9,570
Stock Subscription	2,222,222	2,222	18,948,027				18,950,249
Income for the year ended December 31, 2009					10,744,901		10,744,901
Balance December 31, 2009	16,714,457	$16,714	$37,671,645	$1,645,133	$37,915,251	$372,144	$77,620,887

Balance December 31, 2009	16,714,457	$16,714	$37,671,645	$1,645,133	$37,915,251	$372,144	$77,620,887

Foreign currency translation adjustments				(360,699)			(360,699)
Stock based compensation			677,004				677,004
Stock issued for acquisitions	326,629	327	2,833,491				2,833,818
acquisitions adjustments						360,138	360,138
Stock Subscription	2,857,143	2,857	18,765,197				18,768,054
Income for the six months ended June 30, 2010					10,134,039		10,134,039
Balance June 30, 2010	19,898,229	$19,898	$59,947,337	$1,284,434	$48,049,290	$732,282	$110,033,241

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
Note 8– COMMON STOCK (CONTINUED)

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 8 – COMMON STOCK (CONTINUED)

The excess of purchase price over tangible assets acquired and liabilities assumed was $3,905,313 of which $3,208,455 was recorded as goodwill. At the time of the acquisition $696,858 of identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under ASC 805.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 13 -   SEGMENT INFORMATION (CONTINUED)

The following tables’ present summarized information by segment:

	Air	Hotel	Package
	Ticketing	Reservation	Tours	Other		Total
	Six Months Ended June 30, 2010
Sales, net	$10,442,953	$6,169,248	$46,259,418		$-	$62,871,619
Cost of sales	$1,929,772	$2,160,523	$39,726,211		$-	$43,816,506
Gross profit	$8,513,181	$4,008,725	$6,533,207		$-	$19,055,113
Income from operations	$4,833,592	$3,918,849	$5,429,109		$(654,482)	$13,527,068
Depreciation & Amortization	$641,117	$879	$49,469		$260,937	$952,402
Asset Expenditures	$1,881,654	$33,467	$1,012	$		$1,916,133
Total assets	$30,987,883	$9,499,533	$8,024,758		$5,210,309	$53,722,483
	Six Months Ended June 30, 2009
Sales, net	$6,045,642	$5,230,975	$22,639,535		$-	$33,916,152
Cost of sales	$651,979	$1,683,627	$19,279,043		$-	$21,614,649
Gross profit	$5,393,663	$3,547,348	$3,360,492		$-	$12,301,503
Income from operations	$3,722,661	$3,471,539	$2,846,988		$(837,401	$9,203,787
Depreciation & Amortization	$180,515	$2,618	$7,606		$-	$190,739
Asset Expenditures	$6,076,248	$-	$-		$-	$6,076,248
Total assets	$30,987,883	$9,499,533	$8,024,758		$5,210,309	$53,722,483
	Three Months Ended June 30, 2010
Sales, net	$6,005,989	$3,018,872	$27,716,752		$-	$36,741,613
Cost of sales	$1,127,183	$1,071,350	$23,989,941		$-	$26,188,474
Gross profit	$4,878,806	$1,947,522	$3,726,811		$-	$10,553,139
Income from operations	$2,566,078	1,890,597	2,845,473		649,951	$7,952,099
Depreciation & Amortization	$342,699	$440	$35,087		$161,819	$540,045
Asset Expenditures	$1,243,298	$22,061	$1,011		$-	$1,266,371
Total assets	$30,987,883	$9,499,533	$8,024,758		$5,210,309	$53,722,483
	Three Months Ended June 30, 2009
Sales, net	$3,294,514	$2,714,144	$12,396,815		$-	$18,405,473
Cost of sales	$349,173	$910,164	$10,616,442		$-	$11,875,779
Gross profit	$2,945,341	$1,803,980	$1,780,373		$-	$6,529,694
Income from operations	$2,147,871	$1,772,243	$1,461,127		$(416,466	$4,964,775
Depreciation & Amortization	$100,886	$1,557	$3,640		$-	$106,083
Asset Expenditures	$4,815,850	$-	$-		$-	$4,815,850
Total assets	$30,987,883	$9,499,533	$8,024,758		$5,210,309	$53,722,483

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

	Three months ended June 30, 2010	Three months ended June 30, 2009	Increase / Decrease	Percentage
Revenues	$36,741,613	$18,405,473	$18,336,140	100%
Cost of Services	(26,188,474)	(11,875,779)	(14,312,695)	121%
Gross Profit	10,553,139	6,529,694	4,023,445	62%
SG&A	(3,461,037)	(1,564,919)	(1,896,118)	121%
Income from Operations	7,092,102	4,964,775	2,127,327	43%
Other income	3,363	2,591	772	23%
Gain (Loss) on change in fair value of derivative liabilities	839,553	(5,819,481)	6,659,034	N/M
Interest income	17,081	12,358	4,723	38%
Income before income taxes	7,952,099	(839,757)	8,791,856	N/M
Provision for income taxes	(1,907,901)	(1,020,955)	(886,945)	87%
Income (Loss) from continuing operations	6,044,198	(1,860,712)	7,904,910	N/M
Income from discontinued operations		46,282	(46,282)
Loss on disposition of discontinued operations		(770,595)	770,595
Net Income (Loss)	6,044,198	(2,585,025)	8,629,223	N/M

For the three months ended June 30, 2010:

Revenue Segment	Air tickets (YZL & CTE)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (All Others)	(%) of sector	Total
Revenue	$6,005,989	16.3%	3,018,872	8.2%	27,716,752	75.4%	36,741,613
Cost of Services	(1,127,183)	4.3%	(1,071,350)	4.1%	(23,989,941)	91.6%	(26,188,474)
Gross Profit	$4,878,806	46.2%	1,947,522	18.5%	3,726,811	35.3%	10,553,139
Gross Margin	81.2%		64.5%		13%		28.7%
Segment effect in Gross Margin (*)	13.3%		5.3%		10.1%		28.7%

For the three months ended June 30, 2009:

Revenue Segment	Air tickets (YZL)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (All Others)	(%) of sector	Total
Revenue	$3,294,514	17.9%	2,714,144	14.7%	12,396,815	67.4%	18,405,473
Cost of Services	(349,173)	2.9%	(910,164)	7.7%	(10,616,442)	89.4%	(11,875,779)
Gross Profit	$2,945,341	45.1%	1,803,980	27.6%	1,780,373	27.3%	6,529,694
Gross Margin	89.4%		66.5%		14.4%		35.5%
Segment effect in Gross Margin (*)	16.0%		9.8%		9.7%		35.5%

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

Revenues for the three months ended June 30, 2010 were $36,741,613, compared to $18,405,473 for the same period 2009, an increase of $18,336,140, or approximately 100%. The contributions from the five newly acquired subsidiaries were $11,643,472, or 31.7% of our total revenues for these three months. Excluding this effect, revenues for the three months ended June 30, 2010 were $25,098,141, compared to $18,405,473 for the same period 2009, an increase of $6,292,668, or approximately 36%.

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

Costs of services for the three months ended June 30, 2010 were $26,188,474 compared to $11,875,779 for the same period in 2009, an increase of $14,312,695, or approximately 121%. The comparatively higher costs of services resulted from packaged tours making up a greater percentage of our total revenue and their corresponding higher cost of services. Excluding the costs of services for the five newly acquired subsidiaries, which was $ 9,821,767, costs of services for the three months ended June 30, 2010 were $16,366,707, compared to $11,875,779, for the same period 2009, an increase of $4,490,928, or approximately 38%. The increase is in tandem with the increase in revenue.

Costs of services from air-ticketing were $1,127,183 for the three months ended June 30, 2010, compared to $349,173 for the same period last year, an increase of $778,010, or approximately 223%. This increase is associated with a new founded subsidary in June 2009 which has much more business transactions in this period than the same period last year and the much higher increase in revenue in this segment.

Costs of services from hotel-reservation were $1,071,350 for the three months ended June 30, 2010, compared to $910,164 for the same period last year, an increase of $161,186, or approximately 18%. The increase is in tandem with the increase of revenue.

Costs of services from packaged-tour were $23,989,941 for the three months ended June 30, 2010, compared to $10,616,442 for the same period last year, an increase of $13,373,499 or approximately 126%. The increase is in tandem with the increase of revenue. Excluding the effect of the costs of services for the five newly acquired subsidiaries, which was $9,821,769, our costs of services from this segment were $14,168,172, for the three months ended June 30, 2010 compared to $10,616,442, for the same period in 2009, an increase of $3,551,730, or approximately 34%. The increase is also in tandem with the increase of revenue in this segment.

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

Gross profit in our air-ticketing segment was $4,878,806 for the three months ended June 30, 2010, compared to $2,945,341 for the same period last year, an increase of $1,933,465, or approximately 66%. Gross profit margin for the three months ended June 30, 2010 was 81%, slightly lower than 89.4% for the same period in 2009. The continued strong growth in gross profit for this segment was mainly attributable to the increased demand for air passenger transportation. The higher air ticket prices are a result of the booming tourism in China, the general inflation in Chinese economy, as well as the airlines acting together to determine pricing. The slight decrease in gross margin was due to the new establishment of our Chongqing subsidiary in June 2009, which has higher cost of operations due to its smaller size.

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

Gross profit in our packaged tour segment was $3,726,811 for the three months ended June 30, 2010 compared to $1,780,373 for the same period last year, an increase of $1,946,438, or approximately 109%.  Gross profit margin in this segment for the three months ended June 30, 2010 was 13% compared to 14.4% for the same period 2009, a decrease of 1.4%.  The reason for the lower overall gross profit margin is that we had to consolidate the five newly acquired subsidiaries in this segment and they had lower gross profit margins due to their smaller size generally. Although currently these subsidiaries have lower profit margins than the existing subsidiaries, we believe that they have great potential to improve, and their strong local networks are critical in our nationwide expansion strategy.

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

	Six months ended June 30, 2010	Six months ended June 30, 2009	Increase / Decrease	Percentage
Revenues	$62,871,619	$33,916,152	$28,955,467	85%
Cost of Services	(43,816,506)	(21,614,152)	(22,201,857)	103%
Gross Profit	19,055,113	12,301,503	6,753,610	55%
SG&A	(6,524,679)	(3,097,716)	(3,426,962)	111%
Income from Operations	12,530,434	9,203,787	3,326,648	36%
Other income	6,917	6,419	498	8%
Gain on change in fair value of derivative liabilities	949,004	(5,706,217)	6,655,221	N/M
Interest income	40,712	23,296	17,416	75%
Income before income taxes	13,527,068	3,527,285	9,999,783	283%

Provision for income taxes	(3,393,028)	(2,138,151)	(1,254,877)	59%
Income (Loss) from continuing operations	10,134,039	1,389,134	8,744,905	630%
Income from discontinued operations		177,975
Loss on disposition of discontinued operations		(770,595)
Net Income	10,134,039	796,514	9,337,525	1172%

For the six months ended June 30, 2010:

Revenue Segment	Air tickets (YZL & CTE)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (All Others)	(%) of sector	Total
Revenue	$10,442,953	16.6%	6,169,248	9.8%	46,259,418	73.6%	62,871,619
Cost of Services	(1,929,772)	4.4%	(2,160,523)	4.9%	(39,726,211)	90.7%	(43,816,506)
Gross Profit	$8,513,181	44.7%	4,008,725	21.0%	6,533,207	34.3%	19,055,113
Gross Margin	81.5%		65.0%		14.1%		30.3%
Segment effect in Gross Margin (*)	13.5%		6.4%		10.4%		30.3%

For the six months ended June 30, 2009:

Revenue Segment	Air tickets (YZL)	(%) of sector	Hotel (SLB)	(%) of sector	Tours (All Others)	(%) of sector	Total
Revenue	$6,045,642	17.8%	5,230,975	15.4%	22,639,535	66.8%	33,916,152
Cost of Services	(651,979)	3.0%	(1,683,627)	7.8%	(19,279,043)	89.2%	(21,614,649)
Gross Profit	$5,393,663	43.8%	3,547,348	28.8%	3,360,492	27.3%	12,301,503
Gross Margin	89.2%		67.8%		14.8%		36.3%
Segment effect in Gross Margin (*)	15.9%		10.5%		9.9%		36.3%

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

Costs of services from air-ticketing were $1,929,772 for the six months ended June 30, 2010, compared to $651,979 for the same period last year, an increase of $1,277,793, or approximately 196%. The increase is in tandem with the increase of revenue, but more costs were inccured from a newly established Chongqing subsidary, which was established only in June 2009.

Costs of services from hotel-reservation were $2,160,523 for the six months ended June 30, 2010, compared to $1,683,627 for the same period last year, an increase of $476,896, or approximately 28%. The increase is in tandem with the increase of revenue, and the higher percentage increase is mostly due to our reclassification of costs.

Costs of services from packaged-tour were $39,726,211for the six months ended June 30, 2010, compared to $19,279,043 for the same period last year, an increase of $20,447,168 or approximately 106%. The increase is in tandem with the increase of revenue. Excluding the effect of the costs of services for the five newly acquired subsidiaries, which was $ 14,044,492, our costs of services from this segment were $25,681,719 for the six months ended June 30, 2010 compared to $19,279,043 for the same period in 2009, an increase of $6,402,676, or approximately 33%. The increase is also in tandem with the increase of revenue.

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

Gross profit in our air-ticketing segment was $8,513,181 for the six months ended June 30, 2010, compared to $5,393,663 for the same period last year, an increase of $3,119,518, or approximately 58%. Gross profit margin for the six months ended June 30, 2010 was 81.5%, slightly lower than 89.4% for the same period in 2009. The continued strong growth in gross profit for this segment was mainly attributable to the increased demand for air passenger transportation. The higher air ticket prices are a result of the booming tourism in China, the general inflation in Chinese economy, as well as the airlines acting together to determine pricing. The slight decrease in gross margin was due to the consolidation of a newly established Chongqing subsidiary from June 2009.

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

Gross profit in our packaged tour segment was $6,533,207 for the six months ended June 30, 2010 compared to $3,360,492 for the same period last year, an increase of $3,172,715, or approximately94%.  Gross profit margin in this segment for the six months ended June 30, 2010 was 14.1% compared to 14.8% for the same period 2009, a decrease of 0.7%.  The reason for the lower overall gross profit margin is that we had to consolidate the five newly acquired subsidiaries into this segment and they had lower gross profit margins due to their smaller size generally. Although currently these subsidiaries have lower profit margins than the existing subsidiaries, we believe that they have great potential to improve, and their strong local networks are critical in our nationwide expansion strategy.

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

Item 4.  Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Basedupon their controls evaluation, our CEO and CFO have concluded that ourDisclosure Controls are effective at a reasonable assurance level.

Changesin internal control over financial reporting

There have been no changes in our internal controls over financial reporting duringour second fiscal quarter that have materially affected, or are reasonablylikely to materially affect, our internal control over financialreporting.

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

SIGNATURES

Inaccordance with the Exchange Act, the registrant caused this report to be signedon its behalf by the undersigned thereunto duly authorized.

Date:August 24, 2010

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang
Chairwoman and Chief Executive Officer
(Principal Executive Officer)

By:	/ s/ Jing Xie
Jing Xie
Chief Financial Officer
(Principal Financial Officer)