Form 10-Q
period 2010-09-30
UNIVERSAL TRAVEL GROUP
filed 2010-11-15
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 1, 2010, there are 19,898,235 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
.UNIVERSAL TRAVEL GROUP
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Income	4

Unaudited Condensed Consolidated Statements of Cash Flows	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6 - 33

UNIVERSAL TRAVEL GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
	Unaudited
ASSETS
Cash and cash equivalents	$56,664,313	$36,677,422
Accounts receivable, net	25,665,637	17,321,174
Other receivables and deposits, net	483,257	257,907
Due from related party	1,013,386	-
Trade deposit	7,802,370	9,775,735
Advances	-	440,063
Prepayments	1,531,433	216,727
Note receivable	4,823,883	1,711,392
Acquisition Deposits	3,644,317	4,077,921
Total Current Assets	101,628,596	70,478,341

Property & equipment, net	1,464,823	4,992,677
Intangible assets, net	3,134,972	339,240
Goodwill	24,812,040	9,896,270
Total Noncurrent Assets	29,411,835	15,228,187
Total Assets	$131,040,431	$85,706,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,873,874	$2,615,730
Customer deposits	2,366,875	2,000,117
Income tax payable	2,719,351	1,654,475
Total Current Liabilities	11,960,100	6,270,322
Derivative liability	562,139	1,815,319
Total Liabilities	12,522,239	8,085,641

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 19,898,235 and 16,714,457 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	19,898	16,714
Additional paid in capital	60,261,179	37,671,645
Accumulated other comprehensive income	2,181,497	1,645,133
Statutory reserve	732,282	372,144
Retained earnings	55,323,336	37,915,251
Total Stockholders' Equity	118,518,192	77,620,887
Total Liabilities and Stockholders' Equity	$131,040,431	$85,706,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TRAVEL GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$109,161,750	$63,701,070	$46,290,131	$29,784,918
Cost of services	76,643,966	41,882,670	32,827,460	19,985,549
Gross profit	32,517,784	21,818,400	13,462,671	9,799,369

Selling, general and administrative expenses	10,553,846	5,181,280	4,029,167	2,366,035
Gain on disposal of fixed assets	65,853	-	65,853
Income from operations	22,029,791	16,637,120	9,499,357	7,433,334

Other income (expense)
Other income (expense)	6,900	8,879	(17)	2,459

Gain/(Loss) on change in fair value of derivative liabilities	1,253,181	(6,553,971)	304,177	(847,754)
Interest income	58,435	39,206	17,723	15,909
Total other income (expense)	1,318,516	(6,505,886)	321,883	(829,386)
Income before income taxes –continuing operations	23,348,307	10,131,234	9,821,240	6,603,948

Provision for income taxes	5,940,222	4,029,194	2,547,194	1,891,043
Income from continuing operations	$17,408,085	$6,102,040	7,274,046	4,712,905

Income from discontinued operations	$-	$177,975	$-	$-
Loss on disposition of discontinued operations	-	(770,595)	-	-
Loss from discontinued operation	$-	$(592,620)	$-	$-

Net Income	$17,408,085	$5,509,420	$7,274,046	$4,712,905

Comprehensive Income
Net Income	$17,408,085	$5,509,420	$7,274,046	$4,712,905
Foreign currency translation adjustments	536,364	64,144	897,063	15,557
Total Comprehensive income	$17,944,449	$5,573,564	$8,171,109	$4,728,462

Income per common share from continuing operations
Basic	$0.97	$0.44	$0.37	$0.34
Diluted	$0.93	$0.41	$0.36	$0.31
Loss per common share from discontinued operations
Basic	$-	$(0.04)	$-	$-
Diluted	$-	$(0.04)	$-	$-
Net income per common share
Basic	$0.97	$0.40	$0.37	$0.34
Dilute	$0.93	$0.37	$0.36	$0.31
Weighted average common shares outstanding
Basic	18,020,554	13,828,739	19,898,235	13,739,880
Diluted	18,792,520	14,890,318	20,373,536	15,445,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TRAVEL GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net income	$17,408,085	$5,509,420
Add:
Net loss from discontinued operations	-	592,620
Income from operations	17,408,085	6,102,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,442,882	422,628
Provision for doubtful accounts	59,578	13,957
Stock based compensation	990,846	802,157
(Gain)/Loss on change in fair value of derivative liabilities	(1,253,181)	6,553,971
(Gain)Loss on sales of fixed assets	(65,853)	-
(Increase) / decrease in assets:
Accounts receivable	(7,491,629)	(6,131,089)
Other receivable	1,151,103	(51,134)
Due from related party	(995,798)	-
Advances	440,115	-
Prepayments	(991,909)	127,532
Trade deposits	2,109,924	597,479
Escrow deposits	-	764,330
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	3,554,277	2,036,948
Customer deposits	325,446	390,814
Income tax payable	385,391	(564,060)
Net cash provided by continuing operations	17,069,277	11,065,573
Net cash provided by discontinued operations	-	435,259
Net cash provided by operating activities	17,069,277	11,500,832

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(2,779,988)	(3,627,267)
Purchase of intangibles	(51,359)	(187,810)
(Increase)/Decrease in notes receivable	(3,028,571)	599,788
Proceeds from sale of fixed assets	5,599,590	-
Acquisition deposits	497,330	-
Paid for acquisition – net of cash acquired	(16,085,930)	-
Net cash (used in) continuing operations	(15,848,928)	(3,215,289)
Net cash (used in) discontinued operations	-	(1,035,125)
Net cash (used in) by investing activities	(15,848,928)	(4,250,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of equity financing	18,768,054	-
Proceeds from warrants exercise	-	9,570
Net cash provided by financing activities	18,768,054	9,570

Effect of exchange rate changes on cash and cash equivalents	(1,512)	511,945

Net change in cash and cash equivalents	19,986,891	7,771,933
Cash and cash equivalents, beginning balance	36,677,422	15,720,182
Cash and cash equivalents, ending balance	$56,664,313	$23,492,115

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$4,875,346	$4,164,214

Other non-cash transactions
Net assets sold of discontinued operations	$-	$1,659,292
Goodwill attributable to sold discontinued operations	-	3,630,539
Note received on disposition	-	(2,773,411)
Fair value of treasury stock received	-	(2,780,950)
Loss on disposition	-	(770,595)
Net cash of discontinued operations	$-	$(1,035,125)

Purchased goodwill	$(14,915,770)	$-
Purchased intangible assets	(3,236,376)	-
Fair value of assets purchased less cash acquired	(767,601)	-
Acquisition financed with stock issuance	2,833,817	-
Acquisition paid for with cash - net of acquired	$(16,085,930)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 1 - ORGANIZATION

Universal Travel Group was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited – BVI was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd. was incorporated on March 9, 1998 under the laws of the Peoples Republic of China (PRC)., Shenzhen Speedy Dragon Enterprises Limited was incorporated in August of 2002 under the laws of PRC, Xian Golden Net Travel Serve Services was incorporated on July 25, 2001 under the laws of PRC, Shanghai Lanbao Travel Service Co., Ltd. was established in 2002 under the laws of Shanghai China. Foshan Overseas International Travel Service Co., Ltd. was incorporated in 1990 under the laws of PRC, Chongqing Universal Travel E-Commerce Co., Ltd. and Shenzhen Universal Travel Agency Co., Ltd. were both incorporated in 2009 under the laws of PRC, Hebei Tianyuan Travel Agency Co., Ltd. was incorporated in April 1999 under the laws of PRC, Huangshan Holiday Travel Service Co., Ltd. was incorporated in April 1999 under the laws of PRC, Zhengzhou Yulongkang Travel Agency Co., Ltd. was incorporated in 2000 under the laws of PRC,  Kunming Business Travel Service Co., Ltd. was incorporated in 1993 under the laws of PRC, Shanxi Jinyang Travel Agency Co., Ltd. was incorporated in 1988 under the laws of PRC. Universal Travel group owns 100% of Full Power Enterprise Global Limited. Full Power Enterprise Global Limited owns 100% of the Shenzhen Yuzhilu Aviation Service Co., Ltd. Collectively these corporations are referred to herein as the Company.

On June 12, 2009, the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited. Accordingly, the Company had accounted for Shenzhen Speedy Dragon Enterprise Limited as a discontinued operation.

The Company is now engaged in the travel business, including airline ticketing, hotel reservation services, and packaged tours planning and tours guide services primarily in the PRC.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying financial statements present the Company's results of operations, financial position and cash flows on a consolidated basis. The unaudited condensed consolidated financial statements include Universal Travel Group and its wholly-owned subsidiaries, significant intercompany transactions and accounts have been eliminated in consolidation.

These accompanying unaudited condensed consolidated financial statements of Universal Travel Group (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. The Company's functional currency is the Chinese Renminbi, however the accompanying unaudited condensed consolidated financial statements have been translated and presented in United States Dollars. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period. Accordingly, the results from operations for the three and nine-month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission (“SEC”).

The Company operates in three segments in accordance with accounting guidance FASB ASC Topic 280, "Segment Reporting." Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on reported income or losses.

Discontinued Operations

On June 12, 2009, the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited (“Speedy Dragon”). The Company had acquired all the equity interest in Speedy Dragon on or about April 10, 2007 in exchange for 238,095 (post-reverse split) shares of the Company’s common stock and an interest-free promissory note in the principal amount of $3,000,000 payable no later than April 10, 2008.  Pursuant to the termination agreement, the Company transferred back the equity interest in Speedy Dragon on or before June 30, 2009 and that the 238,095 (post-reverse split) shares of the Company’s common stock were returned to the Company and canceled as of June 30, 2009.  In addition, the sole shareholder of Speedy Dragon was also required to return to the Company an aggregate of $2,773,411, in cash, within one year of the completion of all the formalities of the termination agreement. The cash to be returned to the Company included a declared dividend in the amount of $2,260,981 to be paid to the Company.

The loss on disposal of Shenzhen Speedy Dragon Enterprises Ltd was as following:

Consideration	$5,554,361
Goodwill attributable to sold Shenzhen Speedy Dragon Enterprises Ltd.	(3,630,539)
Net equity of Shenzhen Speedy Dragon Ltd.	(2,694,417)
Loss on disposition of discontinued operation	$(770,595)

Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as discontinued operations. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to conform with current year’s presentation of the discontinued operations. The following table summarized the operating result of the discontinued operations for the three and nine-month periods ended September 30, 2009:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2009
Sales	$-	$3,631,545
Cost of sales	-	(3,218,140)
Gross profit	-	413,405

Operating expenses	-	(190,989)
Income from discontinued operation before income tax	-	222,416

Income tax	-	(44,441)
Income from discontinued operations, net of income tax	$-	$177,975

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of September 30, 2010 and December 31, 2009, the accounts of Universal Travel Group were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 220”). Transaction gains and losses are reflected in the income statement and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: useful lives and residual values of fixed assets, accounts receivable and notes receivables, stock based compensation, valuations of warrant derivative liabilities, goodwill and intangible assets impairments tests, and deferred taxes. The current economic environment has increased the degree of uncertainty inherent in this estimates and assumptions.

 Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences maybe material to the financial statements. The more significant estimates and assumptions made by management include among others, allowance for doubtful accounts, long-lived asset impairment, useful lives and residual values of fixed assets, stock based compensation, valuation of warrant derivative liability, purchase price allocation of fair market value of assets and liabilities acquired and deferred income taxes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Travel Group and its wholly owned subsidiaries Shenzhen Yuzhilu Aviation Service Co., Ltd., Shenzhen Speedy Dragon Enterprises Limited, Shanghai Lanbao Travel Service Co., Ltd., Xian Golden Net Travel Serve Services, Ltd., Foshan Overseas International Travel Service Co. Ltd., Chongqing Universal Travel E-Commerce Co., Ltd., Shenzhen Universal Travel  Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Kunming Business Travel Service Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd., and Full Power Enterprise Global Limited collectively referred to herein as the Company.  On June 12, 2009 the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited. Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as a discontinued operation. The condensed consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to conform with current year’s presentation of the discontinued operations.  All material inter-company accounts, transactions and profits have been eliminated in consolidation.

 UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risks and Uncertainties

The Company's operation is located in the PRC. There can be no assurance that the Company will be able to successfully continue the operation and failure to do so would have a material adverse effect on the Company's financial position, results of operations and cash flows. Also, the success of the Company's operations is subject to numerous contingencies, some of which are beyond management's control. These contingencies include general economic conditions, competition, governmental and political conditions, and changes in regulations. Among other risks, the Company's operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

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

If the assessment of a contingency indicates that it is probable given the current economic environment that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2010 and December 31, 2009, our cash and cash equivalents consisted primarily of prime institutional money market funds with no maturities limit as well as bank account balances. Given the current economic environment and the financial conditions of the banking industry there is risk that deposits may not be readily available or covered by such insurance, The Company has had no loss on excess cash in domestic or foreign banks in past years. As of September 30, 2010, cash on hand and cash in bank are $241,059 and $56,423,254, respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $475,505 and $414,927 as of September 30, 2010 and December 31, 2009, respectively. The Company does not have any off balance sheet exposure related to its customers.

Description	Balance at beginning of year	Charged to expenses	Deductions	Balance as of September 30, 2010

Allowance for doubtful receivables	$414,927	$59,578	$-	$475,505

Property & Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Transportation equipment	5 years
Office equipment	5 years
Leasehold Improvements	5 – 10 years or the shorter of the lease term

As of September 30, 2010 and December 31, 2009, Property & Equipment of consist of the following:

	September 30, 2010	December 31, 2009

Transportation equipment	$428,749	$150,232
Furniture and equipment	455,402	4,170,197
Leasehold improvements	1,465,384	1,385,481
	2,349,535	5,705,910
Accumulated depreciation	(884,712)	(713,233)
	$1,464,823	$4,992,677

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property & Equipment (Continued)

Depreciation expense for the three months ended September 30, 2010 and 2009 was $304,974 and $189,567, respectively, of which $70,296 and $175,056 was included as part of cost of services for the three months ended September 30, 2010 and 2009, respectively.

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $950,879 and $324,734, respectively, of which $177,528 and $292,261 was included as part of cost of services for the nine months ended September 30, 2010 and 2009, respectively. However, the depreciation expenses for the nine months ended September 30, 2010 included those of disposed furniture and equipment on September 9, 2010.

Sales of equipment

On September 9, 2010, our subsidiary, Shenzhen Yuzhilu Aviation Service Co. sold all of its 1,523 TRIPEASY kiosks to Shenzhen Xunbao E-Commerce Co., Ltd. for a total proceed of $5,698,488.  The original cost of the 1,523 TRIPEASY Kiosk was $6,650,592, excluding the accumulative depreciation of $1,017,957, resulting in a gain of $65,853.

On September 10, 2010, Shenzhen Xunbao E-Commerce Co. paid the amount of $1,492,961 to YZL as the first payment. The second payment amount of $2,239,441 and the remaining amount are due within 30 and 90 days of the closing date, respectively. As of September 30, 2009, the balance due from Shenzhen Xunbao was $4,523,883 and recorded in note receivable in the accompanying Condensed Consolidated Balance Sheet at September 30, 2010.

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with the Intangibles, Goodwill and other topic of the FASB Accounting Standard Codification (“ASC 350”), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of ASC 350, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase  price paid to acquire the reporting unit. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill (Continued)

As of September 30, 2010 and December 31, 2009, Goodwill consists of the following:

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

Long-Lived Assets

The Company applies the provisions of FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009 there were no significant impairments of its long-lived assets. However, there can be no assurances that demand for the Company's services will continue, which could result in an impairment of long-lived assets in the future.

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

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Liability (Continued)

Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  On January 1, 2009, the warrants, under ASC 815, were reclassified from equity to derivative liability at its fair market value of $2,091,738 and marked to market.  The values of the warrants were decreased by $536,777 from the warrants issuance date to the adoption date of ASC 815 on January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $2,091,738 to reclassify the warrants from equity to derivative liability and an increase in retained earnings of $536,777 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  For the three and nine month periods ended September 30, 2010, the Company recorded a gain on change in fair value of derivative liability of $304,177 and $1,253,181, respectively, to mark to market for the increase in fair value of the warrants during the three and nine month periods ended September 30, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

The Company determined the fair value of the reset provisions at January 1, 2009 was $1,470,199 as the initial fair value at the adoption date of EITF No. 07-05.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: 0%; volatility:129%, risk free rate: 1.72%, expected term: 4.65 years.

The Company determined the fair value of the reset provisions at September 30, 2010 was $562,139. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 112%, risk free rate: 1.27%, expected term: 2.91years.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2010, the fair value of cash and cash equivalents, accounts receivable, other receivables, and accounts payable approximated carrying value due to the short maturity of the instruments, or are based on quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

Fair Value Measurements

Effective January 1, 2009, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. Various inputs are considered when determining the fair value of the Company’s derivative liability. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below.

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (Continued)

· Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.
· Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).
· Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s condensed consolidated financial statements. The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with FASB Accounting Standards Codification Topic on Revenue Recognition (“ASC 605” and SAB 104). Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

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

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Packaged-tour

The Company receives fees from providing domestic and cross-border travel tour services.  The Company contracts with traffic service providers, accommodation providers and leisure service providers to purchase air tickets, train and coach tickets, accommodation and leisure or entertainment packages in bulk and then resell them to its customers with a mark-up.  Fees generated from packaged-tours are recognized on a gross basis in the statements of income, when the tour is completed, as the Company, generally, undertakes the majority of the business risk.  The Company is the primary obligor to pay the service providers upon rendering of those services.  In addition, the Company acts as principal related to the packaged-tour services rendered.  Generally, the Company does not issue refunds to its customers unless cancellation is due to its and or the service provider’s non-delivery of services. Historically, refunds and cancellations do not have a material impact on the Company’s condensed consolidated financial statements in any accounting period.

Air Cargo Business

The Company received fees from its air cargo business. However, this business segment had been accounted for as a discontinued operation upon consummation of a termination agreement with Shenzhen Speedy Dragon Enterprise Ltd dated June 12, 2009.  The Company basically brokered air cargo spaces and resold them to local logistic companies to generate revenue.  The Company had contracted with Chinese domestic airlines as its vendors to carry out its cargo services.  Revenues generated from air cargo business were recognized on a gross basis in the statements of income, when the service was rendered, as the Company, generally, undertook the majority of the business risk.  The Company was the primary obligor to pay the service providers upon rendering of those services.  In addition, the Company acted as principal related to the air cargo services rendered.  Customers were charged based on the class and weight of goods shipped.

Historically, the Company has experienced minimum and or immaterial returns and or cancellation from its lines of businesses, which amount if any, would have no material impact on its consolidated financial statements.  Accordingly, no allowance has been provided for in the periods presented.

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Services

Costs of services for air tickets cover mainly business and revenue related taxes.  Costs of services for hotel reservations cover mainly business and revenue related taxes, as well as commissions paid to the sales agents for selling hotel rooms in the Company’s system, no any accrued commission split to sales agents due to the same day transaction. Costs of services for the cargo agency business mainly included the costs of warehousing and delivery charges.  Costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours. However

Other direct costs such as systems and related technologies used by each segment operations, and costs associated with payment processing are also included in the Company’s Costs of Services. In addition, the Company allocates costs of labor and facilities, depreciation, communications, and utility expenses incurred by each segment between costs of services and general administrative expenses.  The percentage, ranging from 50% to 80%, allocated to costs of sales is based on management estimate, and the percentage allocated is estimated to be directly associated with the generation of revenues.

Consolidated costs such as stock-based compensation and corporate professional fees are not allocated to any segment. These costs are reported as general operating expenses in the Company’s Statements of Operations. For the three month periods ended September 30, 2010 and 2009, such expenses amounted $344,112 and $787,666, respectively. For the nine month periods ended September 30, 2010 and 2009, such expenses amounted $1,021,116and $1,625,068, respectively.

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

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The Company’s intangible assets consist primarily of map of hotels and scenic spots used for marketing purposes, CRM systems software, accounting software. These definitive lived intangible assets are being amortized over their useful lives. Expenditures of $51,359 and $187,810 were capitalized for the nine month periods ended September 30, 2010 and 2009, respectively, and will be amortized over a 5 year life.  In conjunction the acquisitions during the nine month periods ended September 30, 2010, the Company capitalized $3,236,376 of Identifiable Intangible Assets, which are being amortized over 5 years. The Company recorded amortization expenses for definitive lived intangible assets of $23,687 and $42,322 for the three month periods ended September 30, 2010 and 2009, $69,248 and $97,894 for the nine month periods ended September 30, 2010 and 2009, respectively, and amortization expenses for Identifiable Intangible Assets of $161,819 and $422,755 for the three and nine month periods ended September 30, 2010, respectively. The Company will record approximately $742,024, $742,024, $742,024, $680,496, and $228,404 over the next five years, respectively.

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

Net Income (Loss) Per Share

The Company accounts for net income (loss) per share EPS in accordance with FASB Accounting Standards Codification Topic on Earning Per Share (“ASC 260”), which requires presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to the Company’s warrants and stock options (calculated using the treasury stock method).  Diluted net income (loss) per share is calculated by including potentially dilutive share issuances in the denominator.

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Nine months ended Sept 30,		Three months ended Sept 30,
	2010	2009	2010	2009
Basic earnings from continuing operations per share:
Numerator:
Income from continuing operations used in computing basic earnings per share	$17,408,085	$6,102,040	$7,274,046	$4,712,905

Income from continuing operations applicable to common shareholders	$17,408,085	$6,102,040	$7,274,046	$4,712,905

Denominator:
Weighted average common shares outstanding	18,020,554	13,828,739	19,898,235	13,739,880

Basic earnings per share from continuing operations	$0.97	$0.44	$0.37	$0.34

Diluted earnings per share from continuing operations:
Numerator:
Income from continuing operations used in computing diluted earnings per share	$17,408,085	$6,102,040	$7,274,046	$4,712,905

Income from continuing operations applicable to common shareholders	$17,408,085	$6,102,040	$7,274,046	$4,712,905

Denominator:
Weighted average common shares outstanding	18,020,554	13,828,739	19,898,235	13,739,880
Weighted average effect of dilutive securities:
Stock options and warrants	771,966	1,061,579	475,301	1,705,470

Shares used in computing diluted net income per share	18,792,520	14,890,318	20,373,536	15,445,350

Diluted earnings per share from continuing operations	$0.93	$0.41	$0.36	$0.31

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share (Continued)

	Nine months ended Sept 30,		Three months ended Sept 30,
	2010	2009	2010	2009
Basic earnings (losses) from discontinuing operations per share:
Numerator:
Income (loss) from discontinuing operations used in computing basic earnings per share	$-	$(592,620)	$-	$-

Income (loss) from discontinuing operations applicable to common shareholders	$-	$(592,620)	$-	$-

Denominator:
Weighted average common shares outstanding	18,020,554	13,828,739	19,898,235	13,739,880

Basic (loss) per share from discontinuing operations	$-	$(0.04)	$-	$-

Diluted earnings (losses) per share from discontinuing operations:
Numerator:
Income (loss) from discontinuing operations used in computing diluted earnings (losses) per share	$-	$(592,620)	$-	$-

Income (loss) from discontinuing operations applicable to common shareholders	$-	$(592,620)	$-	$-

Denominator:
Weighted average common shares outstanding	18,020,554	13,828,739	19,898,235	13,829,091
Weighted average effect of dilutive securities:
Stock options and warrants	771,966	1,061,579	475,301	1,616,259

Shares used in computing diluted net income (loss) per share	18,792,520	14,890,318	20,373,536	15,445,350

Diluted (loss) per share from discontinuing operations	$-	$(0.04)	$-	$-

Total net income per common share
Basic	$0.97	$0.40	$0.37	$0.34
Diluted	$0.93	$0.37	$0.36	$0.31

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505,“Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our condensed consolidated statement of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Share-based compensation costs that have been included in operating expenses amounted to $313,842 and $306,432 for the three months ended September 30, 2010 and 2009, respectively, and $990,846 and $802,157 for the nine months ended September 30, 2010 and 2009, respectively.

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

Note 3 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and agency. As of September 30, 2010 and December 31, 2009 the Company had paid $7,802,370 and $9,775,735 as trade deposits respectively.

The following summaries the Company’s deposits outstanding by each of its subsidiaries and the nature and purpose of each deposit as of September 30, 2010 and December 31, 2009:

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 3 – TRADE DEPOSITS AND ADVANCES (CONTINUTED)

	September 30,	December 31,
	2010	2009
Shenzhen Yuzhilu Aviation Service Co., Ltd:
Deposit for TRIPEASY kiosks. In September 2010, all of kiosks were sold.	$-	$1,465,592
Deposit for central ticket system. This was a deposit for obtaining air tickets from third party before any payments, and the full amounts are returnable.	3,882	-
Deposit for government according to regulation.	49,268	-
Deposit for airlines. This was a deposit for issuing air-tickets, and the full amount is returnable if the company discontinues air-ticket business.	686,762	2,811,004
Deposit for Financial System Software	-	16,898
Deposit for air-ports. This was a deposit for admittance to do marketing in air-ports, and is deductible against monthly rental obligation to air-ports	23,589	8,508
Deposit for agencies. This was a deposit for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	3,336,767	1,100,158
Subtotal	4,100,267	5,402,160

Huangshan Holiday Travel Agency Co., Ltd.:
Advance payment to tour guides for expenses during leading the tour. This will be transferred to costs when the tour guide returns from the tour.	896	-
Subtotal	896	-

Foshan Overseas International Travel Service Co. Ltd.:
Deposit paid to tour companies. This was a deposit for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies.	159,747	-
Deposit for agencies. This was a deposit for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	304,009	969,261
Advance payment to tour guides for expenses during leading the tour. This will be transferred to costs when the tour guide returns from the tour.	-	243,342
Subtotal	463,756	1,212,603

Xian Golden Net Travel Serve Services, Ltd.:
Deposit for Tour companies. This was a deposit for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies	432,959	425,396
Deposit for agencies. This was a deposit for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	134,366	-
Deposit for transportations. This was a deposit for co-operate transportation suppliers, and is deductible against transportation payments, the balance is returnable when cease doing business with these agencies.	-	132,019
Subtotal	567,325	557,415

Chongqing Travel World E-Business Co., Ltd.
Deposit for agencies. This was a deposit for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	2,632,802	2,587,279
Subtotal	2,632,802	2,587,279

Shenzhen Universal Travel Agency Co., Ltd.
Deposit for agencies. This was a deposit for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	37,324	16,278
Subtotal	37,324	16,278
Total	$7,802,370	$9,775,735

The Company cancelled a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operation and providing working capital funding and the unrelated company returned all advances. As of September 30, 2010 and December 31, 2009 the Company has advanced this company $0 and $440,063, respectively, and such amount is included in advances in the accompanying Condensed Consolidated Balance Sheet.

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2010, Due from related party had balance of $1,013,816, which were due from shareholders of  new subsidiaries acquired in 2010.  All amounts were advances to shareholders before our acquisitions and will be returned in full before December 31, 2010.

Note 6 – NOTES RECEIVABLE

As of September 30, 2010 and December 31,2009, Notes receivable had balance of $4,823,883 and $1,711,392, respectively.

As of September 30, 2010, amount of $4.5million was due from Shenzhen Xunbao E-Commerce Co., Ltd. for purchasing 1,523 TRIPEASY Kiosks. On October 10, 2010, Shenzhen Xunbao paid the second payment of $2.2million. The remaining balance is due within 90 days after closing date.

As of December 31, 2009, amount of $1.7 million was due from Shenzhen Speedy dragon - a discontinued operation. The amount has been paid in full.

Note 7 – ACQUISITION DEPOSITS

As of September 30, 2010 and December 31, 2009, Acquisition deposits had balance of $3,644,317 and $4,077,921, respectively. All amounts were advances to shareholders of acquisition companies.

Note 8 - INCOME TAXES

The Company through its subsidiary Shenzhen Yuzhilu Aviation Service Co., Ltd. is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) the Company has a statutory rate of 22%. However, other subsidiaries have a statutory rate of 25%. The following is a reconciliation of income tax expense for the three and nine months ended September 30, 2010 and 2009.

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Current	$5,940,222	$4,029,194	$2,547,194	$1,891,043
Deferred		-		-
Total	$5,940,222	$4,029,194	$2,547,194	$1,891,043

Management of the Company evaluates tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustainable despite the belief that the underlying tax position are fully supportable. Tax uncertainties in light of emerging facts and circumstances are reviewed and adjusted accordingly. As of September 30, 2010, there is no impact on the results of operations related to uncertain tax positions of the Company

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 9 – COMMITMENTS

The Company leases various office facilities from one year to six years periods under monthly payments. Rental expense for leases consisted of $790,039 and $309,711 for nine months period ended September 30, 2010 and 2009, respectively. Rental expense for leases were $238,528 and $161,808 for three months period ended September 30, 2010 and 2009, respectively.  The Company has future minimum lease obligations as of September 30, 2010 as follows:

2011	$363,824
2012	297,691
2013	247,902
2014	171,465
2015	4,777
There after	10,077
Total	$1,095,736

Note 10 – COMMON STOCK

On June 28, 2010, the Company consummated the acquisition of a 100% interest in Kunming Business Travel Agency Co., Ltd.  ("KBT") for a cash and stock transaction valued at approximately US$5.7 million in aggregate.

The stock consideration consisted of 79,487 newly issued shares of the company's common stock, which were given to KBT’s Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $5,163,626. The shares were valued at $572,242, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets, identified intangible assets, and goodwill purchased.

KBT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of KBT, and approved by board of directors.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC810. The allocation of the purchase price is as follows:

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 10 – COMMON STOCK (CONTINUED)

Cash acquired	$686,825
Accounts receivable	1,983
Due to shareholders	155,624
Other assets	247,737
Property Plant & Equipment	94,074
Identifiable Intangibles	892,898
Goodwill	4,009,070
Total assets acquired	6,088,211
Liabilities assumed
Accounts & Income Taxes payable	244,784
Other payable	107,559
Total	$5,735,868

The excess of purchase price over tangible assets acquired and liabilities assumed was $4,901,968 of which $4,009,070 was recorded as goodwill. At the time of the acquisition $892,898 of identifiable intangibles assets existed under the contractual-legal or the reparability criterion as required under ASC 805.

Prior to the acquisition, Kunming Business Travel Agency Co., Ltd. prepared its financial statements under accounting principles generally accepted in the United States of America.

On June 28, 2010, the Company consummated the acquisition of a 100% interest in Shanxi Jinyang Travel Agency Co., Ltd. ("SJT") for a cash and stock transaction valued at approximately US$2.3 million in aggregate.

The stock consideration consisted of 31,387 newly issued shares of the company's common stock, which were given to SJT’s Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $2,038,946. The shares were valued at $225,986, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets, identified intangible assets, and goodwill purchased.

SJT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of SJT, and approved by board of directors.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC810. The allocation of the purchase price is as follows:

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 10 – COMMON STOCK (CONTINUED)

Cash acquired	$18,655
Due from shareholders	247,357
Other assets	146,972
Property Plant & Equipment	21,634
Identifiable Intangibles	361,124
Goodwill	1,647,104
Total assets acquired	2,442,846
Liabilities assumed
Accounts & Income Taxes payable	38,087
Other payable	139,827
Total	$2,264,932

The excess of purchase price over tangible assets acquired and liabilities assumed was $2,008,228 of which $1,647,104 was recorded as goodwill. At the time of the acquisition $361,124 of identifiable intangibles assets existed under the contractual-legal or the reparability criterion as required under ASC 805.

Prior to the acquisition, Shanxi Jinyang Travel Agency Co., Ltd. prepared its financial statements under accounting principles generally accepted in the United States of America.

On March 29, 2010 the Company consummated the acquisition of a 100% interest in Zhengzhou Yulongkang Travel agency Co. Ltd ("ZYT") for a cash and stock transaction valued at approximately US$5.7 million in aggregate.

The stock consideration consisted of 60,633 newly issued shares of the company’s common stock, which were given to ZYT’s Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $5,141,764. The shares were valued at $571,172, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets, identified intangible assets, and goodwill purchased.

 ZYT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of ZYT, and approved by board of directors.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC 810. The allocation of the purchase price is as follows:

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 10– COMMON STOCK (CONTINUED)

Cash acquired	$1,147,303
Accounts receivable	32,286
Other assets	5,926
Property Plant & Equipment	31,308
Identifiable Intangibles	805,626
Goodwill	4,102,061
Total assets acquired	6,124,510
Liabilities assumed
Accounts & Income Taxes payable	364,999
Other payable	46,575
Total	$5,712,936

The excess of purchase price over tangible assets acquired and liabilities assumed was $4,907,687 of which $4,102,061 was recorded as goodwill. At the time of the acquisition $805,626 of identifiable intangibles assets existed under the contractual-legal or the reparability criterion as required under ASC 805.

Prior to the acquisition, Zhengzhou Yulongkang Travel agency Co. Ltd prepared its financial statements under accounting principles generally accepted in the United States of America.

On March 26, 2010 the Company consummated the acquisition of a 100% interest in Huangshan Holiday Travel Service Co., Ltd ("HHT") for a cash and stock transaction valued at approximately US$2.9 million in aggregate.

The stock consideration consisted of 61,846 newly issued shares of the company’s common stock, which were given to HHTs Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $2,343,824. The shares were valued at $585,691, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets, identified intangible assets, and goodwill purchased.

HHT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of  HHT, and approved by board of directors.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC 810. The allocation of the purchase price is as follows:

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 10 – COMMON STOCK (CONTINUED)

Cash acquired	$87,867
Accounts receivable	204,435
Other assets	404,929
Property Plant & Equipment	75,788
Identifiable Intangibles	479,870
Goodwill	1,949,080
Total assets acquired	3,201,969
Liabilities assumed
Accounts & Income Taxes payable	223,734
Other payable	48,720
Total	$2,929,515

The excess of purchase price over tangible assets acquired and liabilities assumed was $2,428,950 of which $1,949,080 was recorded as goodwill. At the time of the acquisition $479,870 of identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under ASC 805.

Prior to the acquisition, Huangshan Holiday Travel Service Co., Ltd prepared its financial statements under accounting principles generally accepted in the United States of America.

On March 29, 2010 the Company consummated the acquisition of a 100% interest in Hebei Tianyuan Travel Agency Co., Ltd ("HTT") for a cash and stock transaction valued at approximately US$4.4 million in aggregate.

The stock consideration consisted of 93,282 newly issued shares of the company’s common stock, which were given to HTT’s Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $3,519,736. The shares were valued at $878,726, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets, identified intangible assets, and goodwill purchased.

HTT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of HTT, and approved by board of directors.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC 810. The allocation of the purchase price is as follows:

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 10 – COMMON STOCK (CONTINUED)

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

 On August 28, 2008, Universal Travel Group (the “Company”) entered into a Securities Purchase Agreement with Access America Fund, LP, Chinamerica Fund LP, Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I. Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding, LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson (collectively, the “Buyers”) to sell to the Buyers 1,529,569 shares of common stock, par value $0.001 of the Company (“Common Stock”) and warrants to purchase 764,785 shares of Common Stock for an aggregate purchase price of $7,112,500 (the “Financing”). (See footnote 2, derivative liability)

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 10 – COMMON STOCK (CONTINUED)

On December 15, 2009, the Company closed a Subscription Agreements with certain investors to sell to them an aggregate of 2,222,222 shares of common stock of the Company, par value $0.001 (the “Shares”) for a purchase price of $9.00 per share and an aggregate purchase consideration of $19,999,998. In connection with the subscription the company paid fees and other costs pertaining to the agreement totaling $1,049,749. Net proceeds of the transaction were $18,950,249.  The offer and sale of the Shares were made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333-161139) initially filed with the Securities and Exchange Commission on August 7, 2009 and amended on November 2, 2009. The Registration Statement was declared effective on November 5, 2009.

On June 21, 2010, the Company closed an underwriting agreement with Brean Murrary, carret & Co., LLC, as representative of the underwriters, related to a public offering of 2,857,143 shares of the common stock, par value $0.001 (the “shares”) for a purchase price of $7.00 per share and an aggregate purchase consideration of $20,000,001. In connection with the subscription the company paid 5% underwriting commission, fees and other costs pertainning to the agreement totaling $1,231,947. Net proceeds of the transaction were $18,768,054. The offer and sale of the Shares were made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333-161139) initially filed with the Securities and Exchange Commission on August 7, 2009 and amended on November 2, 2009. The Registration Statement was declared effective on November 5, 2009.

Note 11 – STOCK WARRANTS, OPTIONS, AND COMPENSATION

On January 20, 2009, pursuant to the Securities Purchase agreement entered into on August 28, the Company enacted the Universal Travel Group 2009 Incentive Stock Option Plan which entitles the grant of up to 2,200,000 shares of common stock of Universal Travel Group, par value $0.001 to certain employees of the Company either as stock or stock options.  The options are exercisable until January 19, 2019, with a vesting period of six years. Average purchase price for the options is $3.73 per share. The options were valued using the Black-Scholes option-pricing model on the date of grant.  The total fair market value at grant date is $5,483,865. On July 23, 2009 3,300 were exercised at $2.90.

On September 1, 2009, the Company issued, to another newly appointed Board member, an option grant to purchase 10,000 shares of common stock at the closing price of $ 8.82 per share. The options are exercisable until August 2019. Stock options— the option holder has no voting or dividend rights. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant.

On September 1, 2009, the Company issued, to the newly appointed CFO an option grant to purchase 105,000 shares of common stock at the closing price of $8.82 per share. The options are exercisable until August 2019. On August 17, 2010, upon resignation, Board member has forfeited 70,000 options.

In October, 2010, the Company’s shareholders ratified and approved the Company’s 2010 Stock Incentive Plan. The plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.

Expected volatility is based on the historical volatility of the Company's stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. the risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to ASC 718, the Company recorded a service period expense of $990,846 and 802,157 for the nine months period ended September 30, 2010 and 2009, and $313,842 and $306,432 for the three months period ended September 30, 2010 and 2009, respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 11 – STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

	Total	Exercise Price	Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2009	1,603,888	$ 2.70–11.25	6.67-9yrs	-
Forfeited in 2010	(70,000)
Outstanding, September 30, 2010	1,533,888

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

Note 12 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of September 30, 2010 and December 31, 2009 are as follows:

	Foreign Currency	Accumulated Other
	Translation	Comprehensive
	Adjustment	Income

Balance December 31, 2008	$1,520,166	$1,520,166
Changes for the year ended December 31, 2009	124,967	124,967
Balance December 31, 2009	1,645,133	1,645,133
Changes for the nine months ended September 30, 2010	536,364	536,364
Balance at September 30, 2010	$2,181,497	$2,181,497

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 13 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 14 – MAJOR CUSTOMERS AND CREDIT RISK

The Company derives a portion of its income from various Airlines and agencies. Most revenue is cleared through International Air Transport Association (IATA), a centralized reporting platform for air ticketing.

Note 15 -   SEGMENT INFORMATION

Pursuant to ASC 280 we disclose segments on a single entity basis, which in our case is the legal entity. The Company operates as three reportable segments. Substantially all of the Company’s revenues and long-lived assets are in Peoples Republic of China.

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

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd., hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd., packaged tours segment relates to Foshan International Travel Service Co., Ltd., Xian Golden Net Travel Serve Service Company Ltd., Shenzhen Universal Travel Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Kunming Business Travel Service Co., Ltd., and Shanxi Jinyang Travel Agency Co., Ltd.. Management monitors these segments regularly to make decisions about resources to be allocated to the segment and assess its performance.

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 15 -   SEGMENT INFORMATION (CONTINUED)

The following tables present summarized information by segment:

	Air	Hotel	Package
	Ticketing	Reservation	Tours	Other		Total
	Nine Months Ended September 30, 2010
Revenue, net	$17,144,330	$10,001,913	$82,015,507		$-	$109,161,750
Cost of services	$3,139,213	$3,530,368	$69,974,385		$-	$76,643,966
Gross profit	$14,005,117	$6,471,545	$12,041,122		$-	$32,517,784
Income from operations	$7,893,872	$6,332,285	$10,118,382		$(2,345,018)	$22,029,791
Depreciation & Amortization	$940,156	$1,459	$78,512		$422,755	$1,442,882
Asset Expenditures	$2,792,230	$38,105	$1,012	$		$2,831,347
Total assets	$62,193,324	$9,642,792	$37,798,215		$21,406,100	$131,040,431
	Nine Months Ended September 30, 2009
Revenue, net	$10,922,307	$9,063,229	$43,715,534	$		$63,701,070
Cost of services	$1,435,746	$2,868,994	$37,577,930		$-	$41,882,670
Gross profit	$9,486,561	$6,194,235	$6,137,604		$-	$21,818,400
Income from operations	$6,797,123	$5,987,617	$5,477,448		$(1,625,068)	$16,637,120
Depreciation & Amortization	$407,904	$3,384	$11,340		$-	$422,628
Asset Expenditures	$3,625,948	$-	$1,318		$-	$3,627,266
Total assets	$37,386,452	$11,746,801	$10,146,807		$2,097,985	$61,378,045
	Three Months Ended September 30, 2010
Revenue, net	$6,701,377	$3,832,665	$35,756,089		$-	$46,290,131
Cost of services	$1,209,441	$1,369,845	$30,248,174		$-	$32,827,460
Gross profit	$5,491,936	$2,462,820	$5,507,915		$-	$13,462,671
Income from operations	$3,085,892	$2,416,621	$4,706,618		$(740,044)	$9,499,357
Depreciation & Amortization	$299,039	$580	$29,042		$161,819	$490,480
Asset Expenditures	$910,576	$4,638			$-	$915,214
	Three Months Ended September 30, 2009
Revenue, net	$4,876,665	$3,832,254	$21,075,999		$-	$29,784,918
Cost of services	$783,767	$902,895	$18,298,887		$-	$19,985,549
Gross profit	$4,092,898	$2,929,359	$2,777,112		$-	$9,799,369
Income from operations	$3,074,462	$2,516,078	$2,630,460		$(787,666)	$7,433,334
Depreciation & Amortization	$227,389	$766	$3,734		$-	$231,889
Asset Expenditures	$67,244	$-	$1,318		$-	$68,562

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 16 -   SUBSEQUENT EVENTS

On March 4, 2010, the company announced that it has entered into letters of intent to acquire four travel agency businesses in China – Tianjin Hongxun Aviation Agency Co., Ltd. (“Tianjin Hongxun”), Shanxi Jinyang Travel Agency Co., Ltd. (“Shanxi Jingyang”), Kunming Business travel Agency Co., Ltd. (“Kunming Business Travel”), and Shandong Century Aviation Development Co., Ltd. (“Shandong Century”) – for a total purchase consideration of $19.5 million. The combined unaudited 2009 revenue and net income for the four travel agencies were $23.0 million and $3.0 million, respectively. On June 28, 2010, the Company consummated acquisitions of Shanxi Jingyang and Kunming Business. As of September 30, 2010, Tianjin Hongxun and Shandong Century are still pending acquisitions and may be subject to adjustment after completion.

As of September 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

Note 17 - PRIOR PERIOD RESTATEMENT

The restatement was the result of the improper calculation of the statement of cash flows in the prior period. Pursuant FASB ASC Topic 830-230 (ASC Topic 830-230) "Foreign Currency Matters", the statement of cash flows is to be calculated in the functional currency of the subsidiary and then translated into the reporting currency of the Company using a weighted average exchange rate for the reporting currency of the Company rather than the functional currency of the Subsidiary. As a result, the Company has restated its statements of cash flows for the nine months period ended September 30, 2009.

Previously issued statements of cash flows as of September 30, 2009 reported net cash provided by operating activities of $11,949,270; net cash used in operating activities of $4,251,051; net cash provided by financing activities of $9,570; and effect of exchange rate changed on cash and cash equivalents of $64,144, The restated statements of cash flows as of September 30, 2009 reports net cash provided by operating activities of $11,550,832; net cash used in investing activities of $4,250,414; net cash provided by financing activities of $9,570; and effect of exchange rate changes in cash and cash equivalents of $511,945.

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

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

Business Overview

Headquartered in Shenzhen, Guangdong Province, the Company is a travel services provider in the People’s Republic of China and is engaged in providing reservation, booking, and domestic and international travel and tourism services throughout China via the internet, its tripeasy kiosks and through call center customer representatives. Under the theme of "Wings towards a more colorful life", our core service segments include air-ticketing, hotels reservations and packaged tours.

We started our business in 1998, incorporated in Shenzhen, China, as Shenzhen Yuzhilu Aviation Service Co., Ltd.(“YZL”), and was primarily engaged in air-ticketing business.

In 2007, we completed the acquisition of Speedy Dragon Enterprise Limited, specializing in air cargo agency (“SSD”); Xi'an Golden Net Travel Serve Services Co., Ltd. ("XGN"), specializing in travel packaged tours; Shanghai Lanbao Travel Service Co., Ltd. ("SLB"), specializing in hotel reservations and Foshan Overseas International Travel Service Co., Ltd. ("FOI"), a PRC-based company that handles both domestic and international travel inquiries.

In the second quarter of 2009, based on the past performance of our air cargo business, as well as the market perspective of this business, our board of directors decided to spin off our SSD subsidiary, and as a result, exited the air cargo business. We believe the spin-off was beneficial to us as it allowed us to concentrate on our core business of selling air tickets, hotel accommodations and packaged tours.

In order to seize the opportunities arising from the economic promotion by the Chinese government of the mid and western regions of the PRC, we strategically set up Chongqing Universal Travel E-Commerce Co., Ltd. (“CTE”) to strengthen our presence in that region in the second quarter of 2009 and began generating revenues in the third quarter of 2009.

In March 2010, we completed the acquisition of Huangshan Holiday Travel Service Co., Ltd. ("HHT"), Hebei Tianyuan International Travel Agency Co., Ltd. ("HTT"), and Zhengzhou Yulongkang Travel Agency Co., Ltd. ("ZYT"). At the end of June 2010, we also completed the acquisition of Shanxi Jinyang Travel Agency Co., Ltd ("SJT") and Kunming Business Travel Agency Co., Ltd (“KBT”), two other packaged tour services providers included into our operations from their dates of acquisition.

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

We currently have three discrete lines of business and revenue. Our air-ticketing segment relates to the segment reporting of YZL and CTE. Our hotel reservation segment relates to SLB. Our packaged tours segment relates to the remaining eight operating subsidiaries: FOI, XGN, STA, HHT, HTT, ZYT, SJT and KBT.

Operations of each segment are exclusive to the operations of the associated subsidiary company. Those new subsidiaries which previously had air-ticketing, hotel reservation, and packaged tour services were consolidated into our existing air-ticketing, hotel reservation, and packaged tour services. With higher volume in these three business segments, we believe that we now have better bargaining power with our suppliers, the airlines or hotels, and packed tours.

On June 21, 2010 we closed a common stock offering transaction. In this transaction, we issued 2,857,143 shares of common stock at $7.00 per share for an aggregate amount of $20 million.

In July 2010, we partnered with Agoda, a subsidiary of Priceline.com, to strengthen our hotel reservation business segment. Under this partnership agreement, we offer our customers access to Agoda's international network of hotels. Through our website, travelers will be able to enjoy special Agoda promotions and instant confirmation at tens of thousands of hotels worldwide. Specifically, while conducting a search of international hotels on our website, the results will yield supply information from Agoda’s database.  The accounting for reservations placed through Agoda is under our hotel reservations segment under “international hotel booking.” Also through this partnership, Agoda intends to increase its exposure in the large Chinese travel market. This partnership offers us the opportunity to work with one of the world's largest online hotel reservation agencies and further strengthen our hotel reservation segment. The cooperation with Agoda fits with our strategy of expanding our higher margin business segments. We intend to leverage Agoda's global brand awareness and look forward to higher volume in hotel reservation.

In 2009, we were selected one of the Top Ten Brands of Travel Services in the People’s Republic of China. We believe our quality of services will distinguish us in our long term competitiveness.

On September 10, 2010, we sold all our 1,523 tripeasy kiosks to Shenzhen Xunbao E-Commerce Co., Ltd. ("SXB"), an online insurance company, for RMB 40.3 million (approximately $5.9 million) in cash. We received a two-year exclusive sales right for all travel related products on the kiosks as part of the sales transaction.  Accordingly, the sale has no impact on our performance in the third quarter, and we believe this will save our depreciation and maintenance costs and will improve our overall margin and financial performance.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER, 2010 AND 2009

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the three months ended September 30, 2010 and 2009 respectively.

Because the Company had spun off its SSD and exited the air cargo business in the second quarter of 2009, all numbers attributable to continuing operations in the following discussion do not include the operating results of SSD for its historical results.  Such had been reclassified as discontinued operations.

	For The Three Months Ended
	September 30,		Increase/ (Decrease)
	2010	2009		Percentage
Revenues	$46,290,131	$29,784,918	$16,505,213	55.41%
Cost of services	32,827,460	19,985,549	12,841,911	64.26%
Gross profit	13,462,671	9,799,369	3,663,302	37.38%
Selling, general and administrative expenses	4,029,167	2,366,035	1,663,132	70.29%
Gain on disposal of fixed assets	65,853	-	65,853	100.00%

Income from operations	9,449,357	7,433,334	2,066,023	27.79%
Other income/(expense)	(17)	2,459	(2,476)	-100.69%
Gain/(Loss) on change in fair value of derivative liabilities	304,177	(847,754)	1,151,931	-135.88%
Interest income	17,723	15,909	1,814	11.40%
Income before income taxes –continuing operations	9,821,240	6,603,948	3,217,292	48.72%
Provision for income taxes	2,547,194	1,891,043	656,151	34.70%
Income from continuing operations	$7,274,046	$4,712,905	$2,561,141	54.34%
Net Income	$7,274,046	$4,712,905	$2,561,141	54.34%

For the three months ended September 30, 2010:

	Air	(%) of	Hotel	(%) of	Package	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
	(YZL & CTE)		(SLB)		(All others)
Revenue	$6,701,377	14.48%	$3,832,665	8.28%	$35,756,089	77.24%	$46,290,131
Cost of services	$1,209,441	3.69%	$1,369,845	4.17%	$30,248,174	92.14%	$32,827,460
Gross profit	$5,491,936	40.79%	$2,462,820	18.29%	$5,507,915	40.91%	$13,462,671
Gross margin	81.95%		64.26%		15.40%		29.08%
Segment effect in gross margin (*)	11.86%		5.32%		11.90%		29.08%

For the three months ended September 30, 2009:

	Air	(%) of	Hotel	(%) of	Package	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
	(YZL & CTE)		(SLB)		(All others)
Revenue	$4,876,665	16.37%	$3,832,254	12.87%	$21,075,999	70.76%	$29,784,918
Cost of services	$783,767	3.92%	$902,895	4.52%	$18,298,887	91.56%	$19,985,549
Gross profit	$4,092,898	41.77%	$2,929,359	29.89%	$2,777,112	28.34%	$9,799,369
Gross margin	83.93%		76.44%		13.18%		32.90%
Segment effect in gross margin (*)	13.74%		9.84%		9.32%		32.90%

 (*) "Segment effect in Gross Margin" was calculated by multiplying "the percentage of the segment revenue over the total revenue" with "gross margin of the related sector". This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of YZL and CTE. Our hotel reservation segment relates to SLB. Our packaged tours segment relates to the remaining eight operating subsidiaries: FOI, XGN, STA, HHT, HTT, ZYT, SJT, and KBT. Operations of each segment are exclusive to the operations of the associated subsidiary company.

Revenues for the three months ended September 30, 2010 were $46,290,131, compared to $29,784,918 for the same period in 2009, an increase of $16,505,213, or approximately 55%. The contributions from the five newly acquired subsidiaries were $11,551,294, or 24.95% of our total revenues for these three months. Excluding this effect, revenues for the three months ended September 30, 2010 were $34,738,837, compared to $29,784,918 for the same period 2009, an increase of $4,953,919, or approximately 16.63%.

We have expended considerable efforts to expand our businesses, especially the packaged tour business. This resulted in the acquisition of five new packaged tour subsidiaries this year.  For that reason, along with the strong demand for travel demand as a result of the growth of the Chinese economy, and the continuing effect of the Chinese government’s stimulus package, our revenue for the quarter ended September 30, 2010 increased significantly from the same period the year before.  The high growth rate is also helped by large exhibitions in China, including the Shanghai World Expo, and higher ticket sales. We continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from online and offline sales.

Revenue from air-ticketing segment were $6,701,377 for the three months ended September 30, 2010 compared to $4,876,665 for the same period last year, an increase of $1,824,712, or approximately 37.42%. This increase was generally driven by the increase in air-ticket sales volume, approximately 250,000 more tickets were sold compared to same period last year, and further improved by the operations from our CTE subsidiary. We attribute the higher air ticket sales to the booming tourism, general inflation in Chinese economy, as well as the downgraded competition among airlines. As China’s economy grows, we believe that our growth in air-ticketing is sustainable in the foreseeable future.

Revenue from hotel reservations segment were $3,832,665 for the three months ended September 30, 2010 compared to $3,832,254 for the same period in 2009, an increase of $411, or approximately 0.01%. We did not buy out any hotel inventory during the Shanghai World Expo period, and therefore the growth in this segment was not as high as other segments. We believe that after this one-time event, our hotel segment will continue to grow in the foreseeable future.

Revenue from our packaged tour segment were $35,756,089 for the three months ended September 30, 2010, compared to $21,075,999 for the same period in 2009, an increase of $14,680,090, or approximately 69.65%. Excluding the effect of the five newly acquired subsidiaries, which was $11,551,294, our revenues from this segment were $24,204,795 for the three months ended September 30, 2010, compared to $21,075,999, for the same period in 2009, an increase of $3,128,796, or approximately 14.85%, we serviced approximately 36,000 more customer days organically compared to the same period last year. This increase is a result of the growth of the Chinese economy, improved operations from STA and our efforts in carrying out various marketing programs.

Cost of Services

Costs of services for air-ticketing segment cover mainly business and revenue related taxes.  Costs of services for hotel reservation segment cover mainly business and revenue related taxes, as well as commissions paid to the sales agents for selling hotel rooms in the Company’s system.   Costs of services for packaged tour segment include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

Other direct costs such as systems and related technologies used by each segment operations, and costs associated with payment processing are also included in the Company’s Costs of Services. In addition, the Company allocates costs of labor and facilities, depreciation, communications, and utility expenses incurred by each segment between costs of services and general administrative expenses.  The percentage, ranging from 50% to 80%, allocated to costs of sales is based on management estimate, and the percentage allocated is estimated to be directly associated with the generation of revenues.  We do not offer any volume rebates but enjoy volume rebates from our vendors, calculated based on the vendors’ own internal rebate policy. We do not record receivables for these rebates, and we only record them as a reduction of cost when received.

Costs of services for the three months ended September 30, 2010 were $32,827,460 compared to $19,985,549 for the same period in 2009, an increase of $12,841,911, or approximately 64.26%. The comparatively higher costs of services resulted from packaged tour segment making up a greater percentage of our total revenue and their corresponding higher cost of services. Excluding the costs of services for the five newly acquired subsidiaries, which was $9,826,114, costs of services for the three months ended September 30, 2010 were $23,001,346, compared to $19,985,549, for the same period in 2009, an increase of $3,015,797, or approximately 15.09%. The increase is in tandem with the increase in revenue.

Costs of services from air-ticketing segment were $1,209,441 for the three months ended September 30, 2010, compared to $783,767 for the same period last year, an increase of $425,674, or approximately 54.31%. This increase is associated with the higher booking volumes, higher depreciation and maintenance cost related to tripeasy kiosks,  higher salaries expenses along with increased numbers of employees in this segment.

Costs of services from hotel-reservation segment were $1,369,845 for the three months ended September 30, 2010, compared to $902,895 for the same period last year, an increase of $466,950, or approximately 51.71%. The increase is associated with a higher volume of commission split sales with retail agencies as we did not buy any hotel inventory for the period of the Shanghai World Expo.  The commission rate for retail agencies is about 80% of the total commission amount we receive from the hotels.

Costs of services from packaged-tour segment were $30,248,174 for the three months ended September 30, 2010, compared to $18,298,887 for the same period last year, an increase of $11,949,287 or approximately 65.30%. The increase is in tandem with the increase of revenue. Excluding the effect of the costs of services for the five newly acquired subsidiaries, which was $9,826,114, our costs of services from this segment were $20,422,060, for the three months ended September 30, 2010 compared to $18,298,887, for the same period in 2009, an increase of $2,123,173, or approximately 11.60%. The increase is also in tandem with the increase of revenue in this segment.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $13,462,671, compared to $9,799,369, for the same period in 2009, an increase of $3,663,302, or approximately 37.38%. The increase in gross profit is due to the same factors contributing to the growth in revenue. The growth in our domestic air-ticketing segment is a result of synergy from our packaged tour operations.

Gross profit in our air-ticketing segment was $5,491,936 for the three months ended September 30, 2010, compared to $4,092,898 for the same period last year, an increase of $1,399,038, or approximately 34.18%. Gross profit margin for the three months ended September 30, 2010 was 81.95%, compared to 83.93% for the same period 2009, a slight decrease of approximately 1.98% as a result of increased depreciation expenses of our tripeasy kiosks. Because we have sold all our kiosks in September this year, we anticipate that our margin in the air-ticketing segment will improve in the coming quarter.

Gross profit in our hotel reservation segment was $2,462,820 for the three months ended September 30, 2010 compared to $2,929,359 for the same period last year, a decrease of $466,539, or approximately 15.93%. Gross profit margin in this segment for the three months ended September 30, 2010 was 64.26% compared to 76.44% for the same period 2009, a decrease of approximately 12.18%. The decreased gross profit margin is mostly associated with a higher volume of commission split sales with retail agencies for a higher portion of sales compared to the same period last year. We believe that after the one-time Shanghai World Expo event, our gross profit margin will improve in the foreseeable future.

Gross profit in our packaged tour segment was $5,507,915 for the three months ended September 30, 2010 compared to $2,777,112 for the same period last year, an increase of $2,730,803, or approximately 98%. Gross profit margin in this segment for the three months ended September 30, 2010 was 15.40% compared to 13.18% for the same period in 2009, an increase of 2.22%.    We have managed to improve our overall  profit margins as a result of our integration of the newly acquired subsidiaries this quarter, by leveraging off our greater bargaining power and synergy as a national travel group. We believe that our strong local contacts and network established through our subsidiaries are critical in our nationwide expansion strategy.

Our air-ticketing and hotel reservation segments have much higher gross margin than our packaged tour segment business primarily as our revenue from air-ticketing and hotel reservation segments are the commission we generate and our costs of service are mainly business taxes, systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial; while costs of services for the packaged tour segment include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, that all together are much substantial variable and fixed overheads.

Consolidated gross margin for the three months ended September 30, 2010 came in at 29.08%, a 3.82% decrease from the 32.90% in the same period last year. The lower gross margin is mainly due to our changes in revenues mix. Due to the difference in revenues recognition, our packaged tour segment has a lower gross margin. During the three months ended September 30, 2010, revenues generated from packaged tour segment, which have a smaller profit-margin, grew at a higher rate than revenues generated from air ticketing and hotel reservations, leading to lower overall gross margin.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the three months ended September 30, 2010 and 2009 are as follows:

	For the three months ended September 30,
	2010	2009
Business related tax	$327,576	$155,865
Salary and commission	2,113,495	873,939
Marketing	52,110	34,410
Rent	56,509	67,197
Depreciation and amortization	590,562	23,189
Professional fees	84,767	249,375
Stock-based compensation	313,842	306,432
Other general and administrative expenses	490,306	655,628
Total	$4,029,167	$2,366,035

Selling, general and administrative expenses totaled $4,029,167 for three months ended September 30, 2010 compared to $2,366,035 for the same period last year, an increase of approximately 70.29%.

Selling, general and administrative expenses were approximately 8.70% of revenue for the three months ended September 30, 2010 as compared to 7.94% for the same period last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the three months ended September 30, 2010, as compared to the same period of last year. The higher expenses on salary and commission are associated with business expansion including approximately a 150 increase in employee headcount as a result of acquiring the five new subsidiaries this year and an increase in commission split as a result of increased number of large retail agencies. We do not foresee a continued increase in the commission split as the short of hotel inventory during the Shanghai World Expo is a one-off event and our operating focus is to increase our direct customer sales and royalties.

Other Income (Expenses)

Gain on change in fair value of derivative liability for the three months ended September, 2010 was $304,177 compared to a loss of $847,754 for same period last year. The Company adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009. The warrants issued in connection with the “Securities Purchase Agreement” dated August 28, 2008 were reclassified from equity to derivative liability and marked to market.  Therefore, the Company recorded a gain on change in fair value of derivative liability of $304,177 on September 30, 2010 to mark to market for the decrease in fair value of the warrants from July 1, 2010 to September 30, 2010.

Net Income

Net income was $7,274,046, or 15.71% of revenues for the three months ended September 30, 2010, compared to $4,712,905, 15.8% of revenues for the same period last year. The increase in net income is mostly due to our efforts to expand our business, our merger and acquisition strategy, as well as the non-cash gain on change in fair value of derivative liability.

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the nine months ended September 30, 2010 and 2009 respectively.

Because the Company had spun off its SSD subsidiary and exited the air cargo business in the second quarter of 2009, all numbers attributable to continuing operations in the following discussion do not include the operating results of SSD for the first and second quarters of 2009 and its historical results.  Such had been reclassified as discontinued operations.

	For The Nine Months Ended
	September 30,		Increase/ (Decrease)
	2010	2009		Percentage
Revenues	$109,161,750	$63,701,070	$45,460,680	71.37%
Cost of services	76,643,966	41,882,670	34,761,296	83.00%
Gross profit	32,517,784	21,818,400	10,699,384	49.04%
Selling, general and administrative expenses	10,553,846	5,181,280	5,372,566	103.69%
Gain on disposal of fixed assets	65,853	-	65,853	100.00%

Income from operations	22,029,791	16,637,120	5,392,671	32.41%
Other income	6,900	8,879	(1,979)	-22.29%
Gain/(Loss) on change in fair value of derivative liabilities	1,253,181	(6,553,971)	7,807,152	-119.12%
Interest income	58,435	39,206	19,229	49.05%
Income before income taxes –continuing operations	23,348,307	10,131,234	13,217,073	130.46%
Provision for income taxes	5,940,222	4,029,194	1,911,028	47.43%
Income from continuing operations	$17,408,085	$6,102,040	$11,306,045	185.28%
Income from discontinued operations	$-	$177,975	$(177,975)	-100.00%
Loss on disposition of discontinued operations	-	(770,595)	770,595	-100.00%
Loss from discontinued operation	$-	$(592,620)	$592,620	-100.00%
Net Income	$17,408,085	$5,509,420	$11,898,665	215.97%

For the nine months ended September 30, 2010:

	Air	(%) of	Hotel	(%) of	Package	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
	(YZL & CTE)		(SLB)		(All others)
Revenue	$17,144,330	15.71%	$10,001,913	9.16%	$82,015,507	75.13%	$109,161,750
Cost of services	$3,139,213	4.09%	$3,530,368	4.61%	$69,974,385	91.30%	$76,643,966
Gross profit	$14,005,117	43.07%	$6,471,545	19.90%	$12,041,122	37.03%	$32,517,784
Gross margin	81.69%		64.70%		14.68%		29.79%
Segment effect in gross margin (*)	12.83%		5.93%		11.03%		29.79%

For the nine months ended September 30, 2009:

	Air	(%) of	Hotel	(%) of	Package	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
	(YZL & CTE)		(SLB)		(All others)
Revenue	$10,922,307	17.15%	$9,063,229	14.23%	$43,715,534	68.62%	$63,701,070
Cost of services	$1,435,746	3.43%	$2,868,994	6.85%	$37,577,930	89.72%	$41,882,670
Gross profit	$9,486,561	43.48%	$6,194,235	28.39%	$6,137,604	28.13%	$21,818,400
Gross margin	86.85%		68.34%		14.04%		34.25%
Segment effect in gross margin (*)	14.89%		9.72%		9.63%		34.25%

 (*) "Segment effect in Gross Margin" was calculated by multiplying "the percentage of the segment revenue over the total revenue" with "gross margin of the related sector". This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of YZL and CTE. Our hotel reservation segment relates to SLB. Our packaged tour segment relates to the remaining eight operating subsidiaries: FOI, XGN, STA, HHT, HTT, ZYT, SJT and KBT Operations of each segment are exclusive to the operations of the associated subsidiary company.

Revenues for the nine months ended September 30, 2010 were $109,161,750, compared to $63,701,070 for the same period in 2009, an increase of $45,460,680, or approximately 71.37%. The contributions from the five newly acquired subsidiaries were $28,469,080, or 26.08% of our total revenues for these nine months. Excluding this effect, revenues for the nine months ended September 30, 2010 were $80,692,670, compared to $63,701,070 for the same period 2009, an increase of $16,991,600 or approximately 26.67%.

The acquisition of the five subsidiaries this year was primarily due to our efforts to expand our businesses, especially the packaged tour business, along with the strong demand for travel demand as a result of the recovery of Chinese economy, and the continuing effect of the Chinese government’s stimulus package.  The high growth rate is also helped by the comparatively lower numbers in the same quarters last year, when the tourism industry was adversely affected by H1N1. We continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from online and offline sales.

Revenues from air-ticketing segment were $17,144,330 for the nine months ended September 30, 2010 compared to $10,922,307 for the same period last year, an increase of $6,222,023, or approximately 56.97%. This increase is generally driven by increase in air-ticket sales volume, approximately 600,000 more tickets were sold compared to the same fiscal period last year, and improved operations from CTE. We attribute the higher air ticket sales to the booming tourism, general inflation in Chinese economy, as well as the downgraded competition among airlines. As China’s economy grows, we believe that our growth in air-ticketing is sustainable in the foreseeable future.

Revenues from hotel reservation segment were $10,001,913 for the nine months ended September 30, 2010 compared to $9,063,229 for the same period in 2009, an increase of $938,684, or approximately 10.36%. We did not buy out any hotel inventory during the period of the Shanghai World Expo, and therefore the growth in this segment is not as high as our other segments. We believe that after this one-time event, our hotel reservations segment will continue to grow in the foreseeable future.

Revenues from our packaged tour segment were $82,015,507 for the nine months ended September 30, 2010, compared to $43,715,534 for the same period in 2009, an increase of $38,299,973, or approximately 87.61%. Excluding the effect on revenue from the five newly acquired subsidiaries, which was $28,469,080, our revenues from this segment were $53,546,427 for the nine months ended September 30, 2010, compared to $43,715,534, for the same period in 2009, an increase of $9,830,893, approximately 22%. We serviced approximately 120,000 more customer days organically compared to the same period last year. This increase is a result of the growth of Chinese economy, improved operations from STA, and our efforts in carrying out various marketing programs.

Cost of Services

Costs of services for air ticket segment cover mainly business and revenue related taxes.  Costs of services for hotel reservation segment cover mainly business and revenue related taxes, as well as commissions paid to the sales agents for selling hotel rooms in the Company’s system.   Commission rates vary and are paid to these sales agents after we are paid our commissions by the hotels. Costs of services for packaged tour segment include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

Other direct costs such as systems and related technologies used by each segment operations, and costs associated with payment processing are also included in the Company’s Costs of Services. In addition, the Company allocates costs of labor and facilities, depreciation, communications, and utility expenses incurred by each segment between costs of services and general administrative expenses.  The percentage, ranging from 50% to 80%, allocated to costs of sales is based on management estimate, and the percentage allocated is estimated to be directly associated with the generation of revenues. We do not offer any volume rebates but enjoy volume rebates from our vendors, calculated based on the vendors’ own internal rebate policy. We do not record receivables for these rebates, and we only record them as a reduction of cost when received.

Costs of services for the nine months ended September 30, 2010 were $76,643,966 compared to $41,882,670 for the same period in 2009, an increase of $34,761,296, or approximately 83.00%. The comparatively higher costs of services resulted from packaged tour segment making up a greater percentage of our total revenue and their corresponding higher cost of services. Excluding the effect of the costs of services of the five newly acquired subsidiaries, which is $23,870,606, costs of services for the nine months ended September 30, 2010 were $52,773,360, compared to $41,882,670, for the same period 2009, an increase of $10,890,690, or approximately 26%. The increase is in tandem with the increase of revenue.

Costs of services from air-ticketing segment were $3,139,213 for the nine months ended September 30, 2010, compared to $1,435,746 for the same period last year, an increase of $1,703,467, or approximately 118.65%. This increase is associated with the higher booking volumes, higher salaries expenses along with increased numbers of employees in this segment.

Costs of services from hotel-reservation segment were $3,530,368 for the nine months ended September 30, 2010, compared to $2,868,994 for the same period last year, an increase of $661,374, or approximately 23.05%. The increase is associated with increased volume in commission split sales to retail agencies for promoting our business and reclassification of cost of salary and rent.  We do not anticipate increases in commission splits.

Costs of services from packaged-tour segment were $69,974,385 for the nine months ended September 30, 2010, compared to $37,577,930 for the same period last year, an increase of $32,396,455 or approximately 86.21%. The increase is in tandem with the increase of revenue. Excluding the effect of the costs of services for the five newly acquired subsidiaries, which was $23,870,606, our costs of services from this segment were $46,103,779 for the nine months ended September 30, 2010 compared to $37,577,930 for the same period in 2009, an increase of $8,525,849, or approximately 23%. The increase is also in tandem with the increase of revenue.

Gross Profit

Gross profit for the nine months ended September 30, 2010 was $32,517,784 compared to $21,818,400, for the same period 2009, an increase of $10,699,384, or approximately 49.04%. The increase in gross profit is due to the same factors contributing to the growth in revenue. The growth in both our domestic air-ticketing and hotel reservations segment is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $14,005,117 for the nine months ended September 30, 2010, compared to $9,486,561 for the same period last year, an increase of $4,518,556, or approximately 47.63%. Gross profit margin for the nine months ended September 30, 2010 was 81.69%, slightly lower than 86.65% for the same period in 2009. It is a result of increased depreciation and maintenance cost of our tripeasy kiosks, but as we sold all our kiosks in September this year, we anticipate that our margin in the air-ticketing segment will improve in the foreseeable future.

Gross profit in our hotel reservation segment was $6,471,545 for the nine months ended September 30, 2010 compared to $6,194,235 for the same period last year, an increase of $277,310, or approximately 4.48%. Gross profit margin in this segment for the nine months ended September 30, 2010 was 64.70%, compared to 68.34% for the same period in 2009, a slight decrease of 3.64%. The decreased gross profit margin is mostly due to the increase volume in commission split sales to retail agencies and the reclassification of the costs associated. We believe that after the one- time event, namely the Shanghai World Expo, our hotel segment will continue to grow in the foreseeable future.

Gross profit in our packaged tour segment was $12,041,122 for the nine months ended September 30, 2010 compared to $6,137,604 for the same period last year, an increase of $5,903,518, or approximately 96.19%.  Gross profit margin in this segment for the nine months ended September 30, 2010 was 14.68% compared to 14.04% for the same period 2009, an increase of 0.64%. We have managed to improve our profit margins as a result of our integration of the newly acquired subsidiaries this year, by leveraging off our greater bargaining power and synergy as a national travel group. We believe that our strong local contacts and network established through our subsidiaries are critical in our nationwide expansion strategy.

Our air-ticketing and hotel reservation segments have much higher gross margin than our packaged tour segment primarily as our revenues from air-ticketing and hotel reservation segments are the commission we generated and our costs of service are mainly business taxes, systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial; while costs of services for the packaged tour segment include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, that all together are much substantial variable and fixed overheads.

Consolidated gross margin for the nine months ended September 30, 2010 came in at 29.79%, a 4.46% decrease from the 34.25% in the same period last year. The lower gross margin is mainly due to our changes in revenues mix. Due to the difference in revenues recognition, our packaged tour segment has lower gross margin. During the nine months ended September 30, 2010, revenues generated from packaged tour segment, which have a smaller profit-margin, grew at a much higher rate than revenues generated from air ticketing and hotel reservation segments, leading to lower overall gross margin.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the nine months ended September 30, 2010 and 2009 are as follows:

	For the nine months ended September 30,
	2010	2009
Business related tax	$686,639	$334,626
Salary and commission	4,993,967	2,130,091
Marketing	247,449	73,265
Rent	252,538	149,868
Depreciation and amortization	1,236,467	42,263
Professional fees	744,017	591,051
Stock-based compensation	990,846	802,157
Other general and administrative expenses	1,401,923	1,057,959
Total	$10,553,846	$5,181,280

Selling, general and administrative expenses totaled $10,553,846 for nine months ended September 30, 2010 compared to $5,181,280 for the same period last year, an increase of approximately 103.69%.

Selling, general and administrative expenses were approximately 9.67% of revenue for the nine months ended September 30, 2010 as compared to 8.13% for the same period last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the nine months ended September 30, 2010, as compared to the same period of last year. During the first three quarters of 2010, we incurred extra professional fees, amortization expenses of identified intangible assets, and consolidation expenses for the aforesaid mergers and acquisitions. To promote our businesses, especially the packaged tour segment, we spent $247,449 on advertisements in the first three quarters of 2010, while we did not incur so much for the same period last year. In the second half of 2009, we established two subsidiaries, CTE and STA. Depreciation and amortization expenses of these two newly established companies have been taken into account since the third quarter of 2009. The doubling of  salary expense and commission is due to the increased split on commissions to large retail agencies as a result of increase sales volume and an increase in the number of new hires including employees from our five new acquisitions Average salary is approximately 2,000 RMB/month for first-line employees, and commission paid per marketing employee is approximately 2,500 RMB/month base on their performance.

Other Income (Expenses)

Gain on change in fair value of derivative liability for the nine months ended September 30, 2010 was $1,253,181 compared to a loss of $6,553,971 for the same period last year. The Company adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009. The warrants issued in connection with the “Securities Purchase Agreement” dated August 28, 2008 were reclassified from equity to derivative liability and marked to market.  Therefore, the Company recorded a gain on change in fair value of derivative liability of $1,253,181 on September 30, 2010 to mark to market for the decrease in fair value of the warrants from January 1, 2010 to September 30, 2010.

Net Income

Net income was $17,408,085, or 15.95% of revenues for the nine months ended September 30, 2010, compared to $5,509,420, or 8.65% of revenues for the same period last year. The significant increase in net income is mostly due to our efforts to expand our business, our merger and acquisition strategy, as well as the non-cash gain on change in fair value of derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and equity raise. Cash and cash equivalents were $56,664,313 as of September 30, 2010. Current assets and current liabilities as of September 30, 2010 were $101,628,596 and $11,960,100, respectively, yielding working capital of $89,668,496. We believe that the funds available to us from operations and equity raise are adequate to meet our operating needs for the next twelve months. For the nine months ended September 30, 2010, net cash provided by operating activities was approximately $17,069,277, which resulted primarily from our operating cash flow and effective management of cash flow.

Capital expenditure

Total capital expenditure for nine months ended September 30, 2010 was $2,779,988 to purchase fixed assets, primarily machinery and equipment, such as tripeasy kiosks. On September 9, 2010, all of our 1,523 tripeasy kiosks were sold for a total of $5,698,498.  Management may consider substantial increase in equipment or other supporting machinery expenditures to support the fast development and expansion of our business in the future.

Working Capital Requirements

Historically, operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenue from operations to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, the opportunity to acquire or start-up new businesses, and the availability of credit facilities, none of which can be predicted with certainty. Due to our rapid growth and expansion, our need for additional capital may arise, and management will seek to raise capital for the maintenance and expansion of our operations through the issuance of debt or equity if necessary. To satisfy these capital needs due to our broad expansion in PRC, we may incur additional capital expenditures.

We filed a Registration Statement on Form S-3 to register $50,000,000 worth of securities on August 7, 2009, which became effective on November 5, 2009. In December 15, 2009, we closed Subscription Agreements with certain investors to sell to them an aggregate of 2,222,222 shares of common stocks for net proceeds of $18.9 million. We also closed another common stock public offering transaction on June 16, 2010. In this transaction we issued 2,857,143 shares of common stocks fornet proceeds of $18.8 million.

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

Off Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements except leases and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We currently do not hold or use any derivative or other financial instruments that expose us to substantial market risk except for our derivative warrant liability and we have no foreign exchange contracts.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 15, 2010

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang Chairwoman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jing Xie
Jing Xie Chief Financial Officer (Principal Financial Officer)