Form 10-K
period 2010-12-31
UNIVERSAL TRAVEL GROUP
filed 2011-06-08
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2010 was approximately $ 69,812,746.08 (9,919,522 shares of common stock)  based upon the closing price of the common stock as quoted by NYSE on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes    ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 7, 2011, there are presently 19,898,235 shares of common stock, par value $0.001 issued and outstanding.

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

PART I

Item 1.   Business.

History and Organization

Universal Travel Group (the “Company”) was incorporated on January 28, 2004, pursuant to the laws of the state of Nevada.

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

Business Overview

With the acquisition of Full Power and hence YZL, we shifted our business to the online travel service industry in the People’s Republic of China (“PRC”). YZL, a company organized under the laws of the PRC, is primarily engaged in the business of providing domestic and international airline ticketing services. Additionally, YZL provides hotel reservations, packaged tours, and air delivery services both online and through customer representative offices. YZL also owns an aviation network (www.cnutg.com) that provides a complete air ticket sales network.

2007 Acquisitions

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

On June 12, 2009, the Company entered into a termination agreement with Xiangsheng Song, the legal representative of SSD to return all its equity interest in SSD to him, the original sole shareholder of SSD before our acquisition in 2007. As a result of the termination agreement, SSD was spun off from our business.

Current PRC laws and regulations impose substantial restrictions on foreign ownership of the air-ticketing, travel agency, advertising and value-added telecommunications businesses in the PRC. According to the Rules on Cognizance of Qualification for Civil Aviation Transporting Marketing Agencies (2006) and relevant foreign investment regulations regarding civil aviation business, a foreign investor currently cannot own 100% of an air- ticketing agency in the PRC, except for Hong Kong and Macau aviation marketing agencies. In addition, foreign-invested air-ticketing agencies are not permitted to sell airline tickets for domestic flights in the PRC.

We, through YZL, entered into share escrow agreements with Shenzhen Yuzhixing Aviation Service Co., Ltd. (“YZX”), a PRC domestic company funded by YZL and two PRC individuals (collectively, the “XGN Nominees”) to hold 100% of the equity interest in Xi'an Golden Net Travel Serve Service Company Limited ("XGN"), a PRC travel company which we acquired on August 6, 2007 in exchange for 50,588 shares of our Common Stock and interest-free promissory notes in the aggregate principal amount of $1,542,000, payable no later than August 6, 2008. The note has been repaid in full.

The significant details of the share escrow agreements are outlined below:
•	YZL and Universal Travel Group funded the start-up activities and incorporation of XGN and related subsidiaries, through cash or common stock issuance;
•	YZL entrusted the XGN Nominees as the name holders only of YZL equity interest in XGN;
•	The XGN Nominees shall neither participate in the management of operation nor shareholder meeting decisions of XGN;
•	YZL, as the actual fund provider of XGN, will enjoy all shareholder rights and profit sharing;
•	YZL, is entitled to all profits and is required to absorb all losses of XGN and its subsidiaries;
•	The XGN Nominees are not responsible for losses nor to benefit from any income of XGN;
•	YZL will cover any capital infusion requirements of XGN and related subsidiaries; and
•	If XGN were to dissolve, YZL will enjoy the right to allocate and divide assets.

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

FOI was established in 1990. Its core business focuses on both domestic and international tourism, as well as packaged airfare, hotel and conference reservations with ground transportation within the PRC. For three consecutive years, FOI has been recognized as one of the 100 outstanding enterprises by the China Tourism Bureau and in 2004 was voted one of the most credible enterprises in the country. It served more than 120,000 people with packaged tours and conferences in 2009.

2008 Expansion

On December 16, 2008, we established Shenzhen Universal Travel Agency Co. Ltd., a PRC company (“STA”), to meet the increasing packaged-tour demand in Shenzhen City. However, operations of STA did not start until June 6, 2009.

As in the case of the acquisition of XGN described above and for the same legal reasons, YZL entered into share escrow agreements with three domestic residents, including Jing Xie, our present Chief Financial Officer to hold 100% of the equity interest of STA as nominees of YZL.  The terms of the share escrow agreements relating to the STA Nominees are similar to those as described above for the YZL Nominees.

2009 Expansion

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

On June 15, 2010, we entered into an underwriting agreement (the "Underwriting Agreement") with Brean Murray, Carret & Co., LLC, as representative of the underwriters (the "Representative"), related to a public offering of 2,857,143 shares of the Company's common stock at a price of $7.00 per share less a 5% underwriting commission. Under the terms of the Underwriting Agreement, we granted the Representative an option, exercisable for 30 days, to purchase up to an additional 428,572 shares of common stock to cover over-allotments, if any. The offering was made pursuant to an effective registration statements on Form S-3, as amended and supplemented (Registration Statement No. 333-161139) filed with the Securities and Exchange Commission. On June 21, 2010, we closed the common stock offering announced on June 16, 2010. In the transaction, we issued 2,857,143 shares of common stock at $7.00 per share for an aggregate amount of $20 million.

With the completion of the raise, we then sought to seek out acquisition targets that would both complement our strategic growth and service products.

Acquisitions in 2010

On March 26, 2010, the Company through its VIE structure and strategy executed an acquisition agreement to acquire all the equity interest of Huangshan Holiday Travel Service Company (“Huangshan Holiday”) with shareholders of Huangshan Holiday. Pursuant to the acquisition agreement, the purchase consideration was RMB 20 million, which was payable as follows: (i) 20% of the purchase consideration was to be paid in shares of restricted common stock of the Company with a per stock price of $ 9.47, being the average closing price of the Company’s shares for the 15 days prior to the date of execution of the Agreement and amounting to 61,847 shares of restricted common stock; (ii) 40% or RMB 8 million (approximately $1.17 million) to be paid within 10 days of the announcement of the acquisition; (iii) 20% or RMB 4 million (approximately, $588,235) within 10 days of completion of the share exchange formalities with the local business authorities and (iv) the remaining  20% of the purchase consideration within 10 days of the formal close of the acquisition transaction. The shareholders of Huangshan Holiday agreed to continue their service at Huangshan Holiday for the next five fiscal years and to accomplish certain projected financial goals.  In the event that they or Huangshan Holiday breach the acquisition agreement, Shenzhen Universal Travel Agency Co. Ltd shall be entitled to terminate the acquisition agreement and receive a full refund of the purchase consideration and up to $1 million in damages.

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

On March 29, 2010, our subsidiary, the Company through its VIE structure and strategy executed an acquisition agreement (the “Tianyuan Agreement”) to acquire all the equity interest of Hebei Tianyuan International Travel Agency Co., Ltd  (“Tianyuan”) with shareholders of Tianyuan and another acquisition agreement  (the “Yulongkang Agreement”) to acquire all the equity interest in Zhengzhou Yulongkang Travel Agency Co., Ltd with shareholders of Yulongkang.

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

Zhengzhou Yulongkang Travel Service Company was established in 2000 in Zhengzhou, Henan Province of China. The company currently has a management team of 25 people and over 60 tour organizers and guides. The Company provides comprehensive travel services and maintains long-term cooperation relations with transportation agents, travel destinations, hotels, and air ticket agencies. Its regional tour routes include “Charming Tibet”, “Winter Hot Spring”, “Passion Ski Trip”, etc. Zhengzhou Yulongkang Travel Service Company has received a series of industry and corporate awards from 2003 to 2006.

Pursuant to the Tianyuan Agreement, the purchase consideration was RMB 30 million (approximately $4.4 million), which was payable as follows: (i) 20% of the purchase consideration was to be paid in shares of restricted common stock of the Company with a per stock price of $ 9.42, being the average closing price of the Company’s shares for the 15 days prior to the date of execution of the Agreement and amounting to 93,282 shares of restricted common stock; (ii) 40% or RMB 12 million (approximately $1.76 million) within 10 days of the announcement of the acquisition; (iii) 20% or RMB 6 million (approximately, $882,353) within 10 days of completion of the share exchange formalities with the local business authorities and (iv) the remaining  20% of the purchase consideration within 10 days of the formal close of the acquisition transaction.

The shareholders of Tianyuan agreed to continue their service at Tianyuan for the next five fiscal years and to accomplish certain projected financial goals.  In the event that they or Tianyuan breach the Agreement, Shenzhen Universal Travel Agency Co. Ltd shall be entitled to terminate the Tianyuan Agreement and receive a full refund of the purchase consideration and up to $1 million in damages.

Pursuant to the Yulongkang Agreement, the purchase consideration was RMB 39 million as previously stipulated in our letter of intent, which was payable as follows: (i) 10% of the purchase consideration was to be paid in shares of restricted common stock of the Company with a per stock price of $ 9.42, being the average closing price of the Company’s shares for the 15 days prior to the date of execution of the Agreement and amounting to 60,633 shares of restricted common stock; (ii) 45% or RMB 17.55 million (approximately $2.58  million) within 10 days of the announcement of the acquisition; (iii) 25% or RMB 9.75 million (approximately, $1.4 million) within 10 days of completion of the share exchange formalities with the local business authorities and (iv) the remaining  20% of the purchase consideration within 10 days of the formal close of the acquisition transaction.

The shareholders of Yulongkang also agreed to continue their service at Yulongkang for the next five fiscal years and to accomplish certain projected financial goals.  In the event that they or Yulongkang breach the Agreement, Shenzhen Universal Travel Agency Co. Ltd shall be entitled to terminate the Agreement and receive a full refund of the purchase consideration and up to $1 million in damages.

On June 28, 2010, our subsidiary, the Company through its VIE structure and strategy executed an acquisition agreement (the “Kunming Agreement”) to acquire all the equity interest of Kunming Business Travel Agency Co., Ltd. ("Kunming Business Travel") with shareholders of Kunming Business Travel Tianyuan and another acquisition agreement (the “Shanxi Agreement”) to acquire all the equity interest in Shanxi Jinyang Travel Agency Co., Ltd. ("Shanxi Jinyang") with shareholders of Shanxi Jinyang..

Kunming Business Travel was founded in 1993 in Kunming, Yunnan Province and is the premier golf travel service agency in its region. Kunming Business Travel has partnerships with seven golf clubs and provides services, including reservations, event planning, hosting business trips and golf competitions. Kunming Business Travel is the only professional golf travel service provider in the Yunnan Province.

Shanxi Jinyang was founded in 1988 in Taiyuan, Shanxi Province and is one of the largest travel agencies in Shanxi Province in terms of tourist volume and revenues. Shanxi Jinyang provides comprehensive travel services and has good business relationships with travel destinations, hotels, and air ticketing agencies.

Pursuant to the Kunming Agreement, the purchase consideration was payable as follows:  (i) 10% of the purchase consideration was to be paid in shares of restricted common stock of the Company with a per stock price of $7.20, being the average closing price of the Company’s shares for the 15 days prior to the date of execution of the Agreement and amounting to 79,487 shares of restricted common stock within 90 days after the announcement of acquisition and to be circulated five years later ; (ii) 45 % or RMB 17.55  million (approximately $2.58  million) within 10 days of the signing of the agreement; (iii) 45% or RMB 17.55 million (approximately, $2.58  million) within 10 days of completion of the share exchange formalities with the local business authorities.

The shareholders of Kunming Business Travel agreed to continue their service at Kunming Business Travel for the next five fiscal years and to accomplish certain projected financial goals.  In the event that they or Kunming Business Travel breach the Agreement, Shenzhen Universal Travel Agency Co. Ltd shall be entitled to terminate the Agreement and receive a full refund of the purchase consideration and up to $1 million in damages.

Pursuant to the Shanxi Agreement, the purchase consideration was payable as follows: (i) 10% of the purchase consideration was to be paid in shares of restricted common stock of the Company with a per stock price of $ 7.20, being the average closing price of the Company’s shares for the 15 days prior to the date of execution of the Agreement and amounting to 31,387 shares of restricted common stock within 90 days after the announcement of acquisition and to be circulated five years later ; (ii) 45% or RMB 6.93  million (approximately $1.02 million) within 10 days of the signing of the agreement; (iii) 45% or RMB 6.93 million (approximately, $1.02 million) within 10 days of completion of the share exchange formalities with the local business authorities.

The shareholders of Shanxi Jinyang agreed to continue their service at Shanxi Jinyang for the next five fiscal years and to accomplish certain projected financial goals.  In the event that they or Shanxi Jinyang breach the Agreement, Shenzhen Universal Travel Agency Co. Ltd shall be entitled to terminate the Agreement and receive a full refund of the purchase consideration and up to $1 million in damages.

The Company refers to collectively here within and throughout this annual report, all wholly owned subsidiaries and variable interest entities as subsidiaries.

The issuance of shares of common stock pursuant to the abovementioned agreements was exempt from registration in reliance upon Regulation S and Section 4(2) of the Securities Act of 1933, as amended.  Shareholders of Huangshan Holiday, Tianyuan, Yulongkang, Kunming Business Travel and Shanxi Jinyang are non-U.S. persons, as defined in Rule 902(k) of Regulation S, In addition, our shares were issued without registration under Section 5 of the Securities Act in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. Specifically, (1) we had determined that the they were knowledgeable and experienced in finance and business matters and thus they are able to evaluate the risks and merits of acquiring our securities; (2) they had advised us that they were able to bear the economic risk of purchasing our common stock; (3) we had provided them with access to the type of information normally provided in a prospectus; and (4) we did not use any form of public solicitation or general advertising in connection with the issuance of the shares.

Corporate Structure

The following diagram illustrates our corporate structure.

Disposition of TRIPEASY Kiosks

On September 9, 2010, our subsidiary, Shenzhen Yuzhilu Aviation Service Co. Ltd. executed a purchase and sale agreement to sell all of our 1,523 TRIPEASY kiosks to Shenzhen Xunbao E-Commerce Co., Ltd. for a total of RMB 40,301,417.73, or approximately $5.93 million.   Pursuant to the agreement, although we shall no longer operate or retain ownership rights to the kiosks, we will continue to have exclusive air ticketing, hotel reservation and package tour travel product sales rights in all TRIPEASY kiosks for a two-year period from the closing date of the agreement.

Pursuant to the agreement, the purchase price was to be paid in three installments: (i) RMB10,000,000 shall be paid by September 14, 2010, (ii) RMB15,000,000 shall be paid by October 9, 2010, and the remaining portion of the purchase price shall be paid on or prior to the earlier of December 9, 2010, or within 5 days of our completion of making certain developments to the interface and functionality of the kiosks. The first and second installments were paid in full before December 31, 2010 and the third installment was paid in full on February 24, 2011.

International Travel License

On December 24, 2010, we obtained the International Travel License issued by the National Travel Authority, granting us the right to operate and offer global package tours in mainland People’s Republic of China. In the past, we had only been able to offer such packages through agencies which possess this license. There are over 20,000 travel agencies in the PRC, of which only approximately 1,300 travel agencies have this International Travel License.

Franchises

In order to leverage on our International Travel License, we have decided to franchise our license to local travel agencies.  Recently, we granted our franchise to eight local travel agencies in Shenyang, Dalian and Qingdao. They have converted their business model, adopted our franchise operating scheme, and updated their local business registration to run this franchise officially. As of present date, we have had no revenues from our franchises but expect to generate revenues from them soon.

Sources of Revenue

We have three lines of business and revenue, namely (i) air-ticketing (Shenzhen Yu Zhi Lu Aviation Service Company Limited and Chongqing Universal Travel E-Commerce Co., Ltd), (ii) hotel reservations (Shanghai Lanbao Travel Service Company Limited), and (iii) packaged tours (Xi'an Golden Net Travel Serve Service Co., Ltd., Foshan Overseas International Travel Service Co., Ltd., Universal Travel International Travel Agency Co. Ltd, (formerly Shenzhen Universal Travel Agency Co., Ltd.), Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Kunming Business Travel Service Co., Ltd., and Shanxi Jinyang Travel Agency Co., Ltd.). We previously provided air cargo agency services through Shenzhen Speedy Dragon Enterprise Limited, which we spun off in June 2009. SSD has been accounted for under discontinued operations.

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

YZL receives commissions (averaging 6%) from travel suppliers for air-ticketing under various services agreements. Commissions from air-ticketing services rendered are recognized at the time when the air tickets are issued. Our customers pay for their tickets online or through TRIPEASY Travel Service Kiosks (the “Kiosks”), self-service terminals owned by Shenzhen Xunbao E-commerce Co. Ltd., with credit cards or bank debit cards and are then issued their tickets. Our revenue from such transactions is on a net basis in the consolidated statements of income as we generally do not assume inventory risks and have no obligations for cancelled air-ticket reservations. We are, typically, paid our aggregated commissions once a month.

Our air-ticketing business is affected by the conditions of the travel industry in China. Travel expenditures are highly sensitive to business and personal discretionary spending levels and thus tend to decline during general economic downturns, such as the slowdown in economic growth arising from the international financial crisis which began in 2008. Adverse trends or events that tend to reduce travel and are likely to reduce our revenues include:

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

Further, because we are agents for the sale of air tickets, we do not have any control over air ticket prices, which directly affect their demand and our profitability. Conversely, we do not bear any risk for unsold tickets and maintain no inventory.  Also, we are affected by the seasonality of travel in general and global events such as the World Expo in Shanghai in 2010 which, as we anticipated, increased the demand for travel.

Hotel reservations

We are, through our subsidiary SLB, are involved in the hotel reservations business.

We have contracted with approximately 9,000 hotels and have established a China Booking Association comprising more than 1,000 travel agencies which share more than 200,000 hotel resources internationally.

Our customers are able to inquire via either our centralized website (www.cnutg.com).  Additionally, SLB maintains a 100 square meters call center in Shanghai with 20 seats to handle hotel reservation enquiries.

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

On July 13, 2010, we announced a partnership with Agoda, a subsidiary of Priceline.com, to strengthen our hotel reservation business segment. Under the partnership, we offer our customers access to Agoda’s international network of hotels. Through the updated cnutg.com website, travelers will be able to enjoy special Agoda promotions and instant confirmation at tens of thousands of hotels worldwide. However, as our business has largely been focused on domestic travel for Chinese residents, this partnership has not been productive during the year.

Packaged Tours

We are, through our subsidiaries, FOI, XGN, STA, HHT, HTY, ZTY, KBT and SJT, in the business of providing domestic and cross border packaged tour travel services.

We contract with traffic service providers, accommodation providers and leisure service providers so that we are able to purchase air tickets, train and coach tickets, accommodation and leisure or entertainment packages in bulk and then resell them to our customers with a mark-up.  We have two sources of revenue: one from payment by individual customers and the other, through group sales. We recognize gross revenue when a tour is completed.

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

On December 24, 2010, we obtained the International Travel License issued by the National Travel Authority, granting us the right to operate and offer global package tours in mainland People’s Republic of China. In the past, we had only been able to offer such packages through agencies which possess this license. There are over 20,000 travel agencies in the PRC, of which only approximately 1,300 travel agencies have this International Travel License.

Reward Program and Gift Vouchers

We established a reward program for our air-ticketing and hotel reservations customers.

Our individual customers earn one point for each RMB they spend on air tickets or hotel reservations and can redeem gifts or vouchers when they have accumulated sufficient points.

Our corporate customers receive a cashback reward ranging from 0.5%-2% on on sales. This percentage varies according to sales volume and is written in agreements with our corporate customers. We account for these rewards as expenses.

We do not allocate any position of the revenue generating activities to the points earned and accrue for the cost of the point reward when the points are redeemed. We do not sell points separately and may discontinue this program or change the terms without any liability.

In 2010, FOI sold gift vouchers to customers and recorded these as customer advances. Customers can redeem them for package tours in FOI only. As of December 31, 2010, the balance of customer advances for gift vouchers was $28,427. FOI does not plan to issue more vouchers of such kind, and the vouchers will expire by the end of 2011.

Insurance

We presently have directors and officers insurance with Navigators Insurance Company.  The policy is for a term of one year commencing June 23, 2010 to June 23, 2011 for an aggregate liability of $5,000,000.   We have paid a premium of $42,000 for the policy.  We do not have any other insurance.

Intellectual Property

We have applied to register the following trademarks with the Trademark Bureau of the State Administration for Industry & Commerce:

Trademark	Class	Registrant
UTG	16, 39, 42, 43	Shenzhen Yu Zhi Lu Aviation Service Company Limited
宇之路*	39, 43	Shenzhen Yu Zhi Lu Aviation Service Company Limited
旅程天下*	18,35,39,42,43	Shenzhen Yu Zhi Lu Aviation Service Company Limited

*宇之路 is the Chinese name of Yuzhilu and 旅程天下 is the Chinese name of Universal Travel Group.

We, through our subsidiary, XGN, have the “古都之旅” (the Chinese name of “Tour to Ancient Capital”) trademark registered under Class 39 with the Trademark Bureau of the State Administration for Industry & Commerce.  The term of the registration is valid from January 7, 2005 through to January 6, 2015.

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

Class 18 covers leather, bag, backpack, travel accessories (leather), umbrella, climbing tools, harness, home tools (leather) and leather ropes.

Class 35 covers advertisement, advertising planning, business conference organizing, agency for import/export, agency marketing, human resources consulting, business site removal, systematic development for computer and database information, accounting, sales of self-service machines.

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

Revenue Breakdown

Packaged Tours

Below is a breakdown the number of sales of our packaged tours for the past two years:

Year	Visitors	Number of visitors multiplied by the number of days comprising the tour
2009	212,460	807,300
2010	410,000	1,260,000

Air-ticketing

Below is a breakdown of the number of air tickets sold for the past two years:

Year	Number of Tickets

2009	2,360,000
2010	2,960,000

Hotel Reservations

Below is a breakdown of the number of hotel room nights booked through us for the past two years:

Year	Number of Room Nights

2009	2,349,000
2010	2,966,000

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

Sales and marketing for the past two years account for very small percentage of our revenue, and as our Kiosks will be serving as an effective media platform in coming years and a marketing tool for us, we believe our sales and marketing expenses will not increase materially.

Subsidiary	Amount (RMB)/ (US$)
Foshan Overseas International Travel Service Co., Ltd.	38,313/$5,652
Shenzhen Yu Zhi Lu Aviation Service Company Limited	822,900/ $ 121,394 (Media Advertisement expenses) 240,000 / $35,405 (Internet Advertisement) 316,039/$46,622(Advertisements)

Shanghai Lanbao Travel Service Company Limited	29,360/ $4,331 (Advertisements) 408,000/ $60,188 (Internet advertisements)

Chongqing Universal Travel E-Commerce Co., Ltd	2,270/ $335 (Advertisements)
Shenzhen Universal Travel Agency Co., Ltd	374,441/ $55,237 (Advertisements)

Huangshan Holiday Travel Service Co., Ltd.	74,800/$11,035 (Advertisements)
Zhengzhou Yulongkang Travel Agency Co., Ltd.	81,486/$12,021 (Advertisements)
Kunming Business Travel Service Co., Ltd.	136,000/$20,063 (Advertisements)

We anticipate that our sales and marketing expenses for fiscal year 2011 will increase proportionally with our sales volume.

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

Our Competitive Advantage

We believe that we have the following advantages over our competitors:

•
our business model and sources of revenue are diversified in that we are involved in the air ticketing, hotel reservations, and packaged tours businesses and any negative impact on one line of business may be buffered by our other lines of businesses; and

•	our businesses and presence are spread out throughout the PRC, which makes us less susceptible to a total loss or interruption to our business in the event of a natural calamity.

Our Future Goals and Expansion Plans

We will integrate our acquisitions made in 2010, which have been largely involved in the packaged tour business, by installing our air-ticketing and hotel reservation systems to their local offices, and providing them with training so that they may establish new sources of revenue on air-ticketing and hotel reservations.

We will further utilize our international travel license and expand our geographic service coverage by establishing more franchise offices, instead of making more acquisitions with cash and/or stock, as our franchise model has been well accepted in the industry and it will not create significant dilution to our existing shareholders. We will set up call centers in some of our franchise offices where we observe have more customer inquiries on air-ticketing and hotel reservations.

We will also further integrate our offline businesses with our online platform, including, but not limited to improving our website surfing speed and layouts, enriching our travel product content, and strengthening our English website development as our website is increasingly accessed by foreign travelers.

Employees

           At the current time, including our officers, we have approximately 771 full-time employees, including 60 administrative employees, 75 marketing employees, 320 employees working at our three call centers and approximately 316 employees working at our nine packaged tour office. We did not include the salesperson whose salary based on commissions as our employee. None of our employees is a member of a union and our relationships with our employees are generally satisfactory. In accordance with Chinese Labor Law, we provide social security and medical insurance to all our employees.

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

The tax rates of our various subsidiaries in 2010 were all 25% except for YZL, the tax rate of which was 22%. For 2011, these rates will remain 25% except for YZL, the tax rate of which will become 24%.

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

Approvals, licenses and certificates

We have received the following licenses and approvals:

•	“First Class Air-Ticketing Agency” awarded by the CAAC and IATA to YZL;
•	“International Travel Agency” awarded by the China Travel Bureau to FOI;
•	“Domestic Travel Agency” awarded by the China Travel Bureau to XGN; and
•	International Travel License issued by the National Travel Authority.

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

In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws  that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

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

The practical effect of the People’s Republic of China legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the People’s Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. The PRC's accounting laws require that an annual "statutory audit" be performed in accordance with the PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Risks Related to the Company's Corporate Structure

The People's Republic of China ("PRC") laws and regulations governing our business and the validity of certain contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions which could result in significant disruptions to our opertions and/or our ability to generate revenues.

There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our vendors and customers. We are considered a foreign person or foreign enterprise under Chinese law.  These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty.  The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance.  In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies.  We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our business.  We cannot assure our shareholders that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations.  As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services.  Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

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

Our principal executive offices are located at 5/F South Tower, Building No. 11, High-Tech Industrial Park, Second Zhongke Road, Nanshan, Shenzhen, People's Republic of China. The offices contain approximately 1,425 square feet of usable space and are subject to a lease which expires August 2014. The monthly rent payable for these offices is $12,931.

In addition to the above principal offices, we also have a call center located at Shennan Road, Hualian Center Room –305-308, Shenzhen, People's Republic of China. The offices contain approximately 356 square meters of usable space and are subject to a month by month lease. The monthly rent payable for these offices is $4,115.

In addition to our headquarters, YZL and STA maintain offices at the locations in Shenzhen which require aggregate monthly payments of $21,760.

FOI maintains 6 offices around the Guangzhou area which require aggregate monthly payments of $2,066;

XGN maintains 3 offices in Xi’an which require aggregate monthly payments of $1,217;

SLB maintains its main office in Shanghai and makes aggregate monthly payments of $6,020;

CTE maintains offices of approximately 1,194 square meters, and makes aggregate monthly payments of $4,615.

HHT maintains its main office of approximately 264 square meters in Huangshan and makes aggregate monthly payment of $439.

HTY maintains its main office of approximately 299 square meters in Shijiazhuang and makes aggregate monthly payment of $1,572.

ZYT  maintains its main office of approximately 136 square meters in Zhengzhou and makes aggregate monthly payment of $1,534.

KBT maintains its main office of approximately 135 square meters in Kunming and makes aggregate monthly payment of $1,513.

SJT maintains its main office of approximately 150 square meters in Taiyuan and makes aggregate monthly payment of $1,815.

We plan to expand our operations and lease more office space in the near future, based on our increased office spaces.

Item 3.    Legal Proceedings.

On May 20, 2011, the plaintiff Alex Lob commenced this derivative action in the First Judicial District Court of the State of Nevada in and for Carson City against Universal Travel Group (the “Company”), and  Jiangping Jiang, Jing Xie, Huijie Gao, Jiduan Yuan, Lizong Wang, Wenbin An, Lawrence Lee, Yizhao Zhang and Liquan Wang, officers and directors of the Company.  In the complaint, plaintiff purports to assert derivative claims against the individual defendants for alleged breaches of fiduciary duties, waste of corporate assets and unjust enrichment based upon alleged conduct of the individual defendants which damaged  the Company’s reputation, goodwill and standing in the business community.  The complaint also alleges that such conduct may result in liability for violations of federal law. The complaint seeks, among other relief, the amount of damages sustained by the Company as a result of the Defendants’ breach of fiduciary duties, waste of corporate assets and unjust enrichment and plaintiff’s counsel’s, accountant’s and experts’ fees.  The Company’s time to answer or move with respect to the complaint has not yet expired.  The Company believes that the complaint has no merit and intends to vigorously defend the lawsuit.

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

               On March 31, 2009, we effected an one-for-three reverse stock split of our common stock.  The one-for-three reverse stock split automatically converts three shares of the Company's common stock into one share of common stock. The reverse stock split affected all issued and outstanding shares of the Company's common stock, and shares of common stock underlying stock options and warrants that were outstanding immediately prior to the effective date of the reverse stock split. Any fractional shares resulting from the exchange would be rounded up to the nearest whole share of new common stock. All share information presented within this annual report and related consolidated financial statements are presented taking into effect the one-for-three reverse stock split.

The prices set forth below reflect the quarterly high and low bid price information for shares of our Common Stock for the periods indicated, based on reports of transactions from the NYSE, NYSE Amex and the OTC Bulletin Board. Those quotations taken from the OTC Bulletin Board reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Calendar Quarter	Low Bid	High Bid

2009 First Quarter	$0.59	$2.95
2009 Second Quarter	$2.01	$12.60
2009 Third Quarter	$8.62	$17.20
2009 Fourth Quarter	$8.91	$16.50

2010 First Quarter	$8.42	$11.30
2010 Second Quarter	$5.82	$10.15
2010 Third Quarter	$3.25	$6.99
2010 Fourth Quarter	$4.05	$7.20

Holders of Securities

As of June 7, 2011, there were approximately 94 holders of record of our common stock, including shares held in street name by brokerage firms.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

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

During 2007 we issued options to purchase 33,333 shares to each of three newly appointed directors. The options are exercisable for a period of approximately 10 years from the date of issuance and are exercisable at prices of $5.85; $8.55 and $11.25, respectively. All three directors have to date ceased to be directors of the Company.  Accordingly, only an aggregate of options to purchase 22,222 shares of our Common Stock has vested amongst these three ex-directors. As of December 31, 2010, there are outstanding options to purchase 22,222 shares of common stock pursuant to this grant.

Additionally, on June 24, 2008, we granted an option to purchase 33,333 shares of our Common Stock to our newly appointed director, Yizhao Zhang.  His options were exercisable for a period of approximately 10 years from the date of issuance and are exercisable at $4.56 per share. The option holder has no voting or dividend rights. We record the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the model at the date of grant stock option pricing. All options to purchase 33,333 shares of common stock has been exercised in cashless in 2009.

In January 2009, we adopted the Universal Travel Group 2009 Incentive Stock Plan.  On January 20, 2009, we issued options to purchase 2,000,000 shares of common stock to our Chief Executive Officer, Ms. Jiangping Jiang at an exercise price of $3.84.  The remaining options to purchase 200,000 shares of common stock were issued on the same date to various employees and directors at an exercise price of $2.70.  The term of each option was for 10 years.  The options vest in six annual equal installments.  However, in the event (i) the Company reports an after tax Net Income of $14,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2008, then options to purchase one-third of the shares granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options ratably, (ii)  the Company reports an after tax Net Income of $18,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2009, then options to purchase another one-third of the shares  granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options ratably and (iii) the Company reports an after tax Net Income of $22,000,000  in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2010, then options to purchase another one-third of the shares granted shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options ratably.   As of the date of this Annual Report, all the 2,200,000 options to purchase our common stock under the Universal Travel Group 2009 Incentive Stock Plan have been issued and there are no longer any shares available for issuance under the said Plan.

As we had met the acceleration provision (i) and (ii), in prior years therefore 1,466,666 options were vested, and 733,334 options vested in 2010 as we have met provision (iii). At December 31, 2010 1,466,666 options from the Plan were outstanding.

On September 1, 2009, the Company issued, to the newly appointed CFO and Board member an option grant to purchase 105,000 shares of common stock at the closing price of $8.82 per share. The options are exercisable until August 2019. On August 17, 2010, upon resignation, 70,000 options were forfeited.

On September 1, 2009, the Company issued, to the newly appointed director an option grant to purchase 10,000 shares of common stock at the closing price of $8.82 per share. The options are exercisable until August 2019.

As of December 31, 2010, the outstanding options for the 2009 Incentive Stock Plan are 1,466,666.

In December 2010, we adopted the Universal Travel Group 2010 Incentive Stock Plan. On December 2, 2010, we issued options to purchase 50,000 shares of common stock to our Chief Executive Officer, Ms. Jiangping Jiang at an exercise price of $6.67.  We also issued options to purchase an additional 950,000 shares of common stock on the same date to various employees and directors at an exercise price of $6.06.  The term of each option is for 10 years.  The options vest in two equal installments, the first being on the date of grant and the second on the first anniversary of grant.

The following table provides information as of the date hereof our outstanding equity compensation plans and arrangements .

Equity Compensation Plan Information

Plan Category	Number of securities (post-split) to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,466,666	$4.69	0
Equity compensation plans not approved by security holders	67,222	$9.18	0
Total	2,533,888	$4.81	0

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2010, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of our outstanding equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2010 other than those transactions previously reported to the SEC on the Company’s current reports on Form 8-K.

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

Name of Entities	Place of Incorporation	Expiration date	Ownership Percentage
Universal Travel Group	Nevada, USA	-	100%
Full Power Enterprise Global Limited – BVI	British Virginia Islands	-	100%
Shenzhen Yuzhilu Aviation Service Co., Ltd.	China	1998.3.9-2018.3.9	100%
Xian Golden Net Travel Serve Services	China	2001.8.1-2016.9.4	100	% VIE
Shanghai Lanbao Travel Service Co., Ltd.	China	2002.5.29-2015.4.28	100%
Foshan Overseas International Travel Service Co., Ltd.	China	Infinite Term	100%
Chongqing Universal Travel E-Commerce Co., Ltd.	China	Infinite Term	100%
Universal Travel International Travel Agency Co., Ltd. (former named:Shenzhen Universal Travel Agency Co., Ltd.)	China	Infinite Term	100	% VIE
Hebei Tianyuan Travel Agency Co., Ltd.	China	1999.10.8-2019.10.7	100%
Huangshan Holiday Travel Service Co., Ltd.	China	Infinite Term	100%
Zhengzhou Yulongkang Travel Agency Co., Ltd.	China	2000.11.1-2020.11.1	100%
Kunming Business Travel Service Co., Ltd.	China	2001.10.8-2011.10.8	100%
Shanxi Jinyang Travel Agency Co., Ltd.	China	2005.5.19-2015.5.18	100%

In 2007 and 2009, YZL entered into certain shareholding agreements with various related PRC residents and Shenzhen Yuzhixing Aviation Service, Co. Limited (“YZX”) (“Party B”) to hold YZL shares of ownership of Xian Golden Net Travel Serve Services ("XGN") and Shenzhen Universal Travel Agency Co., Ltd. ("STA").The significant details of the agreements and other important information, among others, are outlined below:

Universal Travel Group funded the startup activities and incorporation of XGN and STA and related subsidiaries, through cash or common stock issuance;
YZL entrusted Party B as the name holder only of YZL equity interest in XGN and STA;
Party B shall neither participate in the management of operation nor shareholder meeting decisions of YZX, XGN or STA;
YZL, as the actual fund provider of XGN and STA, will enjoy all shareholder rights and profit sharing;
YZL, is entitled to all profits and is required to absorb all losses of XGN and STA and its subsidiaries;
Party B is not responsible for losses nor to benefit from any income of XGN and/or STA;
YZL will cover any capital infusion requirements of XGN and STA and related subsidiaries; and
If XGN and/or STA were to dissolve, YZL will enjoy the right to allocate and divide assets.

Based on these contractual arrangements, management believes that XGN and STA and related subsidiaries should be considered “Variable Interest Entities” (“VIE”) under ASC 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity holders in XGN and STA no longer have the characteristics of a controlling financial interest, and the Company, through YZL, is the primary beneficiary of  XGN and STA and its operations. Accordingly, management believes that XGN and STA should be consolidated under ASC 810.

Universal Travel Group and YZL are responsible to fund any capital share shortfalls for XGN and STA and its subsidiaries. In addition, Universal Travel Group funded through cash and common stock the acquisitions as discussed in Note 2.

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

In October 2008, we successfully rolled out our Kiosks, the type of innovate self-service terminals capable of handling a full ranging of booking services including packaged tours through a secured built in payment function that  accepts all major Chinese bank cards.  On September 9, 2010, we sold all of 1,523 Kiosks to Shenzhen Xunbao E-commerce Co. Ltd. with a slight gain. The strategy of sales of Kiosks was to minimize our capital expenditures and related expenses. We still have the full right to use these kiosks after the sales for two years according to the agreement.

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

Previously in 2007, we also acquired Speedy Dragon Enterprise Limited, which specialized in air cargo agency. In the second calendar quarter of 2009, based on the past performance of our air cargo business, as well as the market perspective of this business, we decided to spin off our Speedy Dragon Enterprise Limited subsidiary, and as a result, exited the air cargo business. The air cargo industry had been suffering from the contraction in manufacturing in the Pearl River Delta, and we were not competitive enough in this segment of business. We believe the spin-off was beneficial to us as it allowed us to concentrate on our core business of selling air tickets, hotel accommodations and packaged tours. For the year ended December 31, 2009, Speedy Dragon Enterprise Limited was accounted for as discontinued operation and was not included in our segment report and MD&A analysis.

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

In 2010, we acquired a total of five companies for stock and cash through our VIE structure and strategy, namely Huangshan Holiday Travel Service Company (“Huangshan Holiday”),  Hebei Tianyuan International Travel Agency Co., Ltd  (“Tianyuan”), Zhengzhou Yulongkang Travel Agency Co., Ltd (“Zhengzhou Yulongkang”), Kunming Business Travel Agency Co., Ltd. ("Kunming Business Travel") and Shanxi Jinyang Travel Agency Co., Ltd. ("Shanxi Jinyang").

In order to finance the abovementioned acquisitions and our working capital, on December 10, 2009, we entered into a definitive subscription agreement to sell to institutional investors an aggregate of 2,222,222 shares of its common stock at a price of $9.00 per share for net proceeds of approximately $19.0 million. The sale of the common stock closed on December 15, 2009.  The offer and sale of the shares were made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333- 161139) initially filed with the Securities and Exchange Commission on August 7, 2009 and amended on November 2, 2009. The Registration Statement was declared effective on November 5, 2009.

On June 15, 2010, we entered into an underwriting agreement (the "Underwriting Agreement") with Brean Murray, Carret & Co., LLC, as representative of the underwriters (the "Representative"), related to a public offering of 2,857,143 shares of the Company's common stock at a price of $7.00 per share less a 5% underwriting commission. Under the terms of the Underwriting Agreement, we granted the Representative an option, exercisable for 30 days, to purchase up to an additional 428,572 shares of common stock to cover over-allotments, if any. The offering was made pursuant to an effective registration statement on Form S-3, as amended and supplemented (Registration Statement No. 333-161139) filed with the Securities and Exchange Commission. On June 21, 2010, we closed the common stock offering announced on June 16, 2010. In the transaction, we issued 2,857,143 shares of common stock at $7.00 per share for an aggregate amount of $20 million. In 2009, we were selected one of the Top Ten Brands of Travel Services in the People’s Republic of China. We believe our quality of services will distinguish us in our long term competitiveness.

On September 9, 2010, our subsidiary, Shenzhen Yuzhilu Aviation Service Co. Ltd. executed a purchase and sale agreement to sell all of our 1,523 TRIPEASY kiosks to Shenzhen Xunbao E-Commerce Co., Ltd. for a total of RMB 40,301,417.73, or approximately $5.93 million.   Pursuant to the agreement, although we shall no longer operate or retain ownership rights to the kiosks, we will continue to have exclusive air ticketing, hotel reservation and package tour travel product sales rights in all TRIPEASY kiosks for a two-year period from the closing date of the agreement.

On December 24, 2010, we, through our subsidiary, Shenzhen Universal Travel Agency Co., Ltd., obtained the International Travel License issued by the National Travel Authority, granting us the right to operate and offer global package tours in mainland People’s Republic of China and our subsidiary changed name to Universal Travel International Travel Agency Co., Ltd. to reflect the upgrade. In the past, we had only been able to offer such packages through agencies which possess this license. There are over 20,000 travel agencies in the PRC, of which only approximately 1,300 travel agencies have this International Travel License.

Our strategy is to further utilize our international travel license, and expand our geographic service coverage by establishing more franchise offices and set up call centers in some of these franchisee offices where there is customer demand for air-ticketing and hotel reservation services. We also plan to integrate our offline businesses with our online platform.

We aim to be the foremost leading online travel services provider in the People’s Republic of China, especially in the air ticketing, hotel reservation and packaged tour service sectors.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2010 AND 2009

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the fiscal year ended December 31, 2010 and 2009 respectively.

Because the Company had spun off its Speedy Dragon Enterprise Limited subsidiary and exited the air cargo business in the second quarter of 2009, all numbers attributable to continuing operations in the following discussion do not include the operating results of Speedy Dragon Enterprise Limited for the first and second quarters of 2009 and its historical results.  Such had been reclassified as discontinued operations.

	For The Year Ended
	December 31,		Increase/
	2010	2009	(Decrease)	Percentage
Revenues	$153,318,946	$95,802,474	$57,516,472	60.04%
Cost of services	112,222,421	66,632,818	45,589,603	68.42%
Gross profit	41,096,525	29,169,656	11,926,869	40.89%
Selling, general and administrative expenses	(11,790,250)	(5,001,109)	(6,789,141)	135.75%
Gain/(Loss) on disposal of fixed assets	65,853	(1,594)	67,447	-4231.30%
Income from operations	29,372,128	24,166,953	5,205,175	21.54%
Other expenses	(28,183)	(76,422)	48,239	-63.12%
Gain/(Loss) on change in fair value of derivative liabilities	1,004,390	(6,832,186)	7,836,576	-114.70%
Interest income	143,102	58,124	84,978	146.20%
Income before income taxes –continuing operations	30,491,437	17,316,469	13,174,968	76.08%
Provision for income taxes	8,452,043	5,978,948	2,473,095	41.36%
Income from continuing operations	$22,039,394	$11,337,521	$10,701,873	94.39%
Income from discontinued operations	$-	$177,975	$(177,975)	-100.00%
Loss on disposition of discontinued operations	-	(770,595)	770,595	-100.00%
Loss from discontinued operation	$-	$(592,620)	$592,620	-100.00%
Net Income	$22,039,394	$10,744,901	$11,294,493	105.11%

For the year ended December 31, 2010:

Revenue	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
	(YZL & CTE)		(SLB)		(All others)
Revenue	$24,189,452	15.78%	$14,303,080	9.33%	$114,826,414	74.89%	$153,318,946
Cost of services	$8,838,496	7.88%	$4,659,667	4.15%	$98,724,258	87.97%	$112,222,421
Gross profit	$15,350,956	37.35%	$9,643,413	23.47%	$16,102,156	39.18%	$41,096,525
Gross margin	63.46%		67.42%		14.02%		26.80%
Segment effect in gross margin (*)	10.01%		6.29%		10.50%		26.80%

For the year ended December 31, 2009:

Revenue	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
	(YZL & CTE)		(SLB)		(All others)
Revenue	$16,634,872	17.36%	$12,340,395	12.88%	$66,827,207	69.76%	$95,802,474
Cost of services	$4,561,236	6.85%	$3,638,908	5.46%	$58,432,674	87.69%	$66,632,818
Gross profit	$12,073,636	41.39%	$8,701,487	29.83%	$8,394,533	28.78%	$29,169,656
Gross margin	72.58%		70.51%		12.56%		30.45%
Segment effect in gross margin (*)	12.60%		9.08%		8.76%		30.45%

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

Revenues for the year ended December 31, 2010 were $153,318,946, compared to $95,802,474 for the same period 2009, an increase of $57,516,472, or approximately 60.0497%. The contributions from the five newly acquired subsidiaries were $31,806,319, or 20.75% of our total revenues for the fiscal year. We expect the revenue contributions from the five newly acquired subsidiaries will grow at 20% or higher as they are required by acquisition agreements, and they are likely to benefit from larger foundation and integration with Air-ticketing and Hotel reservation segments. Excluding the contributions from the five newly acquired subsidiaries, revenues for the year ended December 31, 2010 were $121,512,627, compared to $95,802,474 for the same period 2009, an increase of $25,710,153 or approximately 26.84%.

The acquisition of the five subsidiaries this year was primarily due to our efforts to expand our businesses, especially the packaged tour business, along with the strong demand for travel demand as a result of the recovery of Chinese economy, and the continuing effect of the Chinese government’s stimulus package, benefiting the whole industry.  The high growth rate is also helped by the comparatively lower numbers in the last year, when the tourism industry was adversely affected by H1N1, and increased value of RMB. We continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from online and offline sales.

Revenues from air-ticketing segment were $24,189,452 for the year ended December 31, 2010 compared to $16,634,872 for the same period last year, an increase of $7,554,580, or approximately 45.41%. This increase is generally driven by increase in air-ticket sales volume, approximately 25% more tickets were sold compared to the same fiscal period last year, air-ticket prices were approximately 20% higher than the same fiscal period last year, and increased revenue from Chongqing Travel World E-Business Co., Ltd. as it gained more local market share over a year’s establishment. We attribute the higher air ticket sales to booming tourism, general inflation in Chinese economy, as well as the downgraded competition among airlines. As China’s economy continues to grow, we believe that our growth in air-ticketing is sustainable in the foreseeable future.

Revenues from the hotel reservations segment were $14,303,080 for the year ended December 31, 2010 compared to $12,340,395 for the same period in 2009, an increase of $1,962,685, or approximately 15.90%. We did not buy any hotel inventory during the period of the Shanghai World Expo in the third quarter, and therefore the growth in this segment is not as high as our other segments. Our hotel reservation revenue started to catch up with air-ticketing growth in the 4th quarter as the Shanghai World Expo ended and hotel supply and demand resume normal trends. Moreover, as more and more hotels are being built or renovated over the year, the general occupancy rate remains low, and therefore, we enjoyed constant favorable commission rate as the competitions among hotels increased. As China’s economy continues to grow, we believe that our hotel segment will continue to grow in the foreseeable future.

Revenues from our packaged tour segment were $114,826,414for the year ended December 31, 2010, compared to $66,827,207 for the same period in 2009, an increase of $47,999,207, or approximately 71.83%. Excluding the effect on revenue from the five newly acquired subsidiaries, which was $31,806,319, our revenues from this segment were $83,020,095 for the year ended December 31, 2010, compared to $66,827,207, for the same period in 2009, an increase of $16,192,888, or approximately 24.23%. We serviced approximately 452,700 more customer days organically compared to the same period last year. This increase is a result of the growth of Chinese economy, increased revenue from Universal Travel International Travel Agency Co., Ltd (formerly, Shenzhen Universal Travel Agency Co., Ltd), as it gains more local market share over a year’s establishment and our efforts in attracting more corporate clients as a result of an increase in our brand awareness, increases and more customer referrals as our satisfaction rate remains high, and no customer complaint since establishment.

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

Costs of services for the year ended December 31, 2010 were $112,222,421compared to $66,632,818 for the same period in 2009, an increase of $45,589,603, or approximately 68.42%. The comparatively higher costs of services resulted from packaged tours making up a greater percentage of our total revenue and their corresponding higher cost of services. Excluding the effect of the costs of services of the five newly acquired subsidiaries, which is $27,087,986, costs of services for the year ended December 31, 2010 were $85,134,435, compared to $66,632,818, for the same period 2009, an increase of $18,501,617, or approximately 27.77%. Although the air ticket price, as a component of cost of services, increased 18% in general, it did not affect our air ticketing segment cost, as we booked our air ticketing revenue in a commission net basis, and we were able to integrate with wider geographic covered local subsidiaries as a result of acquisitions to create synergy to tightly control our packaged tour segment cost. The increase is in tandem with the increase of revenue.

Costs of services from air-ticketing were $8,838,496 for the year ended December 31, 2010, compared to $4,561,236 for the same period last year, an increase of $4,277,260, or approximately 93.77%. This increase is associated with the higher booking volumes, higher salaries expenses along with increased numbers of employees and increased cost of depreciation of Tripeasy kiosks in this segment.

Costs of services from hotel-reservation were $4,659,667 for the year ended December 31, 2010, compared to $3,638,908 for the same period last year, an increase of $1,020,759, or approximately 28.05%. The increase is associated with the increase in commission split to retail agencies for promoting our business and reclassification of cost of salary and rent.  We do not anticipate increases in commission splits.

Costs of services from packaged-tour were $98,724,258for the year ended December 31, 2010, compared to $58,432,674 for the same period last year, an increase of $40,291,584 or approximately 68.95%. The increase is in tandem with the increase of revenue. Excluding the effect of the costs of services for the five newly acquired subsidiaries, which was $27,087,986, our costs of services from this segment were $71,636,272 for the year ended December 31, 2010 compared to $58,432,674  for the same period in 2009, an increase of $13,203,598, or approximately 22.60%. The increase is also in tandem with the increase of revenue.

A detailed breakdown of cost of services by subsidiary is set forth below:

Shenzhen Yuzhilu Aviation Service Co., Ltd. (YZL)	2010	2009
Franchise system cost sharing	$22,473	$17,901
Commission	5,545,382	2,709,135
Staff salaries	602,648	536,076
Telecommunication expenses	216,524	158,744
Rental expenses & Utilities	496,700	427,771
Depreciation and amortization	118,311	490,510
Subtotal	$7,002,038	$4,340,137

Shanghai Lanbao Travel Service Co., Ltd. (SLB)
Staff salaries and Staff welfare	$131,847	$75,799
Rental expenses & Utilities	53,107	50,490
Telecommunication expenses	23,410	9,029
Depreciation and amortization	1,563	3,698
Franchise commission paid	4,449,740	3,499,892
Subtotal	$4,659,667	$3,638,908

Chongqing Universal Travel E-Commerce Co., Ltd. (CTE)
Opening fee	$-	$69,813
Depreciation	123,404	96,868
Rental	-	24,261
Utilities	-	1,549
Website	-	3,001
Maintenance	-	559
Payroll	-	25,048
Package Tours	1,713,054	-
Subtotal	$1,836,458	$221,099

Foshan International Travel Service Co., Ltd. (FOI)
Depreciation and amortization	$-	$11,949
Cost of Services (Package Tours)	38,844,280	36,634,916
Subtotal	$38,844,280	$36,646,865

Xian Golden Net Travel Serve Services (XGN)
Depreciation and amortization	$-	$830
Cost of Services (Package Tours)	24,643,428	19,097,510
Subtotal	$24,643,428	$19,098,340

Shenzhen Universal Travel Agency Co. Ltd. (STA)
Depreciation and amortization	$-	$79
Cost of Services (Package Tours)	8,148,564	2,687,390
Subtotal	$8,148,564	$2,687,469

Huangshan Holiday Travel Agency Co., Ltd. (HHT)
Staff salaries and Staff welfare	60,483
Franchise system cost sharing	291,193
Depreciation and amortization	6,697
Cost of Services (Package Tours)	2,211,889
Subtotal	$2,570,262

Hebei Tianyuan International Travel Agency Co., Ltd. (HTT)
Cost of Services (Package Tours)	6,407,283
Subtotal	$6,407,283

Zhengzhou Yulongkang Travel Agency Co., Ltd. (ZYT)
Cost of Services (Package Tours)	8,896,346
Subtotal	$8,896,346

Kunming Business Travel Agency Co., Ltd. (KBT)
Cost of Services (Package Tours)	5,614,688
Subtotal	$5,614,688

Shanxi Jinyang Travel Agency Co., Ltd. (SJT)
Cost of Services (Package Tours)	3,599,407
Subtotal	$3,599,407

Total	$112,222,421	$66,632,818

Gross Profit

Gross profit for the year ended December 31, 2010 was $41,096,525 compared to $29,169,656, for the same period 2009, an increase of $11,926,869, or approximately 40.90%. The increase in gross profit is due to the growth in revenue and control of cost as explained above. The growth in both our domestic air-ticketing business and hotel reservations business is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $15,350,956 for the year ended December 31, 2010, compared to $12,073,636 for the same period last year, an increase of $3,277,320, or approximately 27.14%. Gross profit margin for the year ended December 31, 2010 was 63.46%, slightly lower than 72.58% for the same period 2009. This decrease is a result of increased depreciation costs of our tripeasy kiosks, but as we sold all our kiosks in September 2010, we anticipate that our margin in the air-ticketing segment will improve in the foreseeable future.

Gross profit in our hotel reservation segment was $9,643,413 for the year ended December 31, 2010 compared to $8,701,487 for the same period last year, an increase of $941,926, or approximately 10.82%. Gross profit margin in this segment for the year ended December 31, 2010 was 64.85%, compared to 66.70% for the same period 2009, a slight decrease of 1.85%. The decreased gross profit margin is mostly due to the  reclassification of the costs associated. Our hotel reservation segment gross margin has been stable after the reclassification between cost and expense in 2009, and we expect our margin to improve after the one-time event, namely the Shanghai World Expo and as our sales volume increases.

Gross profit in our packaged tour segment was $16,102,156 for the year ended December 31, 2010 compared to $8,394,533 for the same period last year, an increase of $7,707,623, or approximately 91.82%. Gross profit margin in this segment for the year ended December 30, 2010 was 14.02% compared to 12.56% for the same period in 2009, an increase of 1.46%.  The stability in gross margin for this segment was mainly attributable to improved profit margins from our five newly acquired subsidiaries into this segment. We believe that our strong local networks contacts and network established through are subsidiaries are critical in our nationwide expansion strategy.

Our air-ticketing and hotel reservations have much higher gross margin than our packaged tour business primarily as our revenues from air-ticketing and hotel reservation are the commission we generated. Our costs of service are mainly business taxes, systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial, while costs of services for the packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, that all together are much substantial variable and fixed overheads.

Consolidated gross margin for the year ended December 31, 2010 came in at 26.80%, a 3.64% decrease from the 30.45% in the same period last year. The lower gross margin is mainly due to our increased weight of our lower margin packaged tours segment in our revenue mix. Due to the difference in revenues recognition, our packaged tour segment has lower gross margin. During the year ended December 31, 2010, revenues generated from packaged tours grew at a much higher rate than revenues generated from air ticketing and hotel reservation segments as a result of acquisitions of five packaged tour travel agencies, leading to lower overall gross margin. However, management believes the packaged tour segment is critical to the substantial growth of air ticketing and hotel reservation segments in the long run, and overall gross margin is expected to improve as integration among segments and as our strategy increases focus on online development.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the fiscal year ended December 31, 2010 and 2009 are as follows:

	For the year ended
	December 31,		Increase/
	2010	2009	(Decrease)	Percentage

Salary and commission	1,653,184	564,077	1,089,107	193.08%
Marketing	356,021	191,230	164,791	86.17%
Rent	351,992	289,320	62,672	21.66%
Depreciation and amortization	1,101,755	185,870	915,885	492.76%
Professional fees	1,174,053	472,900	701,153	148.27%
Stock-based compensation	4,901,222	1,154,408	3,746,814	324.57%
Other general and administrative expenses	2,252,023	2,143,304	108,719	5.07%
Total	$11,790,250	$5,001,109	6,789,141	135.75%

Selling, general and administrative expenses totaled $11,790,250 for year ended December 31, 2010 compared to $5,001,109 for the same period last year, an increase of $6,784,141, or approximately 135.75%.

Selling, general and administrative expenses were approximately 7.69% of revenue for the year ended December 31, 2010 as compared to 5.22% for the same period last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the year ended December 31, 2010, as compared to the same period of last year. During the fiscal year of 2010, we incurred extra professional fees, amortization expenses of identified intangible assets, stock based compensation for all 2009 incentive stock option plan,  and consolidation expenses for the aforesaid mergers and acquisitions. To promote our businesses, especially the packaged tour programs, we spent $376,496 on advertisements in the fiscal year of 2010, while we did not incur so much for the same period last year. In the second half of 2009, we established two subsidiaries, Chongqing Universal Travel E-Business Co., Ltd and Shenzhen Universal Travel Agency Co. Ltd., which changed to Universal Travel International Travel Agency Co., Ltd. after granted international travel license. Depreciation and amortization expenses of these two newly established companies have been taken into account since the third quarter of 2009. The doubling of salary expense and commission is due to the increased split on commissions to large retail agencies and an increase in the number of new hires including employees from our five new acquisitions. Average salary is approximately 2,000 RMB/month for first-line employees, and commission paid per marketing employee is approximately 2,500 RMB/month base on their performance.

Other Income (Expenses)

Gain on change in fair value of derivative liability for the year ended December 31, 2010 was $1,004,390 compared to a loss of $6,832,186 for the same period last year. The Company adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009. The warrants issued in connection with the “Securities Purchase Agreement” dated August 28, 2008 were reclassified from equity to derivative liability and marked to market.  Therefore, the Company recorded a gain on change in fair value of derivative liability of $1,004,390 on December 31, 2010 to mark to market for the decrease in fair value of the warrants from January 1, 2010 to December 31, 2010.

Net Income

Net income was $22,039,394, or 14.37% of revenues for the year ended December 31, 2010, compared to $10,744,901, or 11.22% of revenues for the same period last year, an increase of $11,294,493, or 105.11%. The increase in net income is mostly due to our efforts to expand our business, our merger and acquisition strategy, as well as the non-cash gain on change in fair value of derivative liability and the effect of the discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

The variation of exchange rate from RMB to USD will impact our net income, the analysis from the table below presented the impact in our net income.

	Exchange rate	Exchange rate	Exchange rate
	December 31, 2010	increase 1%	decrease 1%
Average rate	6.7788	6.8465	6.7110
Net income	$22,039,394	$21,771,417	$22,313,524
Increase/(Decrease)		$(267,977)	$274,130
Percentage		-1.22%	1.24%

Cash for operations and liquidity needs are funded primarily through cash flows from operations and equity raise. Cash and cash equivalents were $39,618,988 as of December 31, 2010. Current assets and current liabilities as of December 31, 2010 were $110,750,276 and $10,439,126, respectively, yielding working capital of $100,311,150. We believe that the funds available to us from operations and equity raise are adequate to meet our operating needs for the next twelve months. For the year ended December 31, 2010, net cash provided by operating activities was approximately $13,025,930, which resulted primarily from our operations and effective management of cash flow.

Capital expenditure

Total capital expenditure for year ended December 31, 2010 was $3,125,147 to purchase fixed assets, primarily machinery and equipment, such as TRIPEASY kiosks. On September 9, 2010, all of our 1,523 TRIPEASY kiosks were sold for a total of $5,698,488.  Management may consider substantial increase in decoration and equipment or other supporting machinery expenditures as we start our franchise model and to support the fast development and expansion of our business.

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

We filed a Registration Statement on Form S-3 to register $50,000,000 worth of securities on August 7, 2009, which became effective on November 5, 2009. In December 15, 2009, we closed Subscription Agreements with certain investors to sell to them an aggregate of 2,222,222 shares of common stocks for net proceeds of $18.9 million. We also closed another common stock public offering transaction on June 16, 2010. In this transaction we issued 2,857,143 shares of common stocks for net proceeds of $18.8 million.

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

Critical Accounting Policies, Estimates and Judgments

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures.  On an on-going basis, we evaluate our estimates, including those related to inventories, revenue recognition, and accounts receivable, asset impairment and warrant derivative liability.  We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results, however, may differ significantly from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition and Accounts Receivable

The Company follows the provisions of SAB 104, “Revenue Recognition in Financial Statements”, for revenue recognition. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.  The Company provides for an allowance for doubtful account based history and experience considering economic and industry trends. At December 31, 2010 and 2009, allowance for doubtful accounts was approximately $944,134 and $414,927, respectively.  The Company does not have any off-Balance Sheet exposure related to its customers.

Warrant Derivative Liability

The Company issued warrants in connection with the sale of common stock in 2008.  The Company analyzed the accounting treatment and classification of the warrants and summarized the effects and conclusions. The Company accounts for the warrants pursuant to FASB ASC Topic 815. The Company originally accounted for the warrants as equity; however, as noted in the footnote 2 to the consolidated financial statements, management subsequently determined such warrants should have been classified as a liability. As a result, the previously issued consolidated financial statements have been restated.

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2010, the Company had not experienced impairment losses on its long-lived assets.

Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Certified Public Accountants & Business Consultants | 280 Kenneth Drive, Suite 100 | Rochester, NY 14623 | 585.427.8900 | EFPRotenberg.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Universal Travel Group

We have audited the accompanying consolidated balance sheets of Universal Travel Group as of December 31, 2010, and the consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2010. Universal Travel Group’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal  control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Travel Group as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
June 6, 2011

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2010	2009
ASSETS
Cash and cash equivalents		$39,618,988	$36,574,741
Restricted Cash	Note 2	307,027	102,681
Accounts receivable, net	Note 2	38,658,011	17,321,174
Other receivables and deposits, net		780,400	257,907
Trade deposit	Note 3	8,173,426	9,775,735
Advances	Note 3	-	440,063
Prepayments		1,216,857	216,727
Short term investments, at cost	Note 5	19,681,308	-
Note receivable	Note 6	2,314,259	1,711,392
Acquisition Deposits		-	4,077,921
Total Current Assets		110,750,276	70,478,341

Property & equipment, net		1,692,595	4,992,677
Intangible assets, net		3,110,882	339,240
Goodwill	Note 2	24,508,909	9,896,270
Total Noncurrent Assets		29,312,386	15,228,187
Total Assets		$140,062,662	$85,706,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses		$5,045,674	$2,615,730
Customer deposits		2,203,487	2,000,117
Income tax payable		3,189,965	1,654,475
Total Current Liabilities		10,439,126	6,270,322

Warrants - derivative liability	Note 10	810,929	1,815,319
Deferred tax liability	Note 7	477,397	-
Long-term income tax payable	Note 7	30,804	-
Total Liabilities		11,758,256	8,085,641

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 19,898,235 and 16,714,457 issued and outstanding at December 31, 2010 and 2009, respectively	Note 9	19,898	16,714
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and 2009, respectively.	Note 9	-	-
Additional paid in capital		64,171,555	37,671,645
Statutory reserve		1,062,741	372,144
Retained earnings		59,624,186	37,915,251
Accumulated other comprehensive income	Note 11	3,426,026	1,645,133
Total Stockholders' Equity		128,304,406	77,620,887
Total Liabilities and Stockholders' Equity		$140,062,662	$85,706,528

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009
Revenues
Air ticketing, net	$24,189,452	$16,634,872
Hotel reservation, net	14,303,080	12,340,395
Packaged tours, gross	114,826,414	66,827,207
	153,318,946	95,802,474
Cost of services
Air ticketing, net	8,838,496	4,561,236
Hotel reservation, net	4,659,667	3,638,908
Packaged tours, gross	98,724,258	58,432,674
	112,222,421	66,632,818

Gross Profit	41,096,525	29,169,656

Selling, general and administrative expenses	(11,790,250)	(5,001,109)
Gain/(Loss) on disposal of fixed assets	65,853	(1,594)
Income from operations	29,372,128	24,166,953

Other income (expense)
Other expense	(28,183)	(76,422)
Gain/(Loss) on change of fair value of derivative liabilities	1,004,390	(6,832,186)
Interest income	143,102	58,124
Total other income (expense)	1,119,309	(6,850,484)

Income before income taxes–continuing operations	30,491,437	17,316,469

Provision for income taxes	8,452,043	5,978,948
Income from continuing operations	$22,039,394	$11,337,521

Income from discontinued operations	$-	$177,975
Loss on disposition of discontinued operations	-	(770,595)
Loss from discontinued operation	$-	$(592,620)

Net Income	$22,039,394	$10,744,901

Comprehensive Income
Net income	$22,039,394	$10,744,901
Foreign currency translation adjustments	1,780,893	124,967
Total Comprehensive income	$23,820,287	$10,869,868

Income per common share from continuing operations
Basic	$1.19	$0 .80
Diluted	$1.14	$0 .74
Loss per common share from discontinued operations
Basic	$-	$(0.04)
Diluted	$-	$(0.04)
Net income per common share
Basic	$1.19	$0.76
Diluted	$1.14	$0.70
Weighted average common shares outstanding
Basic	18,493,832	14,121,542
Diluted	19,387,818	15,318,460

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

						Accumulated
			Additional			Other	Total
	Common Stock		Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Reserve	Earnings	Income	Equity

Balance December 31, 2008	13,873,969	13,873	15,861,116	372,144	26,633,573	1,520,166	44,400,872
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009	-	-	(2,091,738)	-	536,777	-	(1,554,961)
Stock based compensation – Net of warrants exercise	41,120	42	1,154,367	-	-	-	1,154,409
Fair market value Of treasury stock received and retired	(238,095)	(239)	(2,780,711)	-	-	-	(2,780,950)
Warrants exercised	235,569	236	6,571,594	-	-	-	6,571,830
Options cashless exercised	576,372	577	(577)				-
Options cash exercised	3,300	3	9,567	-	-	-	9,570
Stock issued for cash net of offering costs	2,222,222	2,222	18,948,027	-	-	-	18,950,249
Income for the year ended December 31, 2009	-	-	-	-	10,744,901	-	10,744,901
Foreign currency translation adjustments	-	-	-	-	-	124,967	124,967
Balance December 31, 2009	16,714,457	16,714	37,671,645	372,144	37,915,251	1,645,133	77,620,887
Stock based compensation	-	-	4,901,222	-	-	-	4,901,222
Stock issued for acquisitions	326,635	327	2,833,491	360,138	-	-	3,193,956
Transfer to statutory reserves				330,459	(330,459)		-
Stock issued for cash net of offering costs	2,857,143	2,857	18,765,197	-	-	-	18,768,054
Income for the year ended December 31, 2010	-	-	-	-	22,039,394	-	22,039,394
Foreign currency translation adjustments	-	-	-	-	-	1,780,893	1,780,893
Balance December 31, 2010	19,898,235	$19,898	$64,171,555	$1,062,741	$59,624,186	$3,426,026	$128,304,406

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,039,394	$10,744,901
Add:
Net loss from discontinued operations	-	592,620
Income from operations	22,039,394	11,337,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,557,483	813,272
Provision for doubtful accounts	474,443	204,788
Stock based compensation	4,901,222	1,154,409
(Gain)/Loss on change in fair value of derivative liabilities	(1,004,390)	6,832,186
(Gain)Loss on sales of fixed assets	(65,853)	1,594
(Increase) / decrease in assets:
Restricted cash	(196,201)	(102,495)
Accounts receivable	(20,491,520)	(8,523,007)
Other receivable	514,636	(195,360)
Advances	442,559	(1,595)
Prepayments	(471,352)	95,682
Trade deposits	1,867,318	(3,204,571)
Escrow deposits	-	762,800
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1,754,490	924,041
Customer deposits	121,133	960,175
Income tax payable	1,086,884	(76,771)
Deferred tax liabilities	465,639	-
Long-term tax payable	30,045	-
Net cash provided by continuing operations	13,025,930	10,982,669
Net cash provided by discontinued operations	-	435,259
Net cash provided by operating activities	13,025,930	11,417,928

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(3,125,147)	(5,300,678)
Purchase of intangibles	(51,359)	(296,264)
(Increase)/Decrease in short term investments	(19,196,588)	-
(Increase)/Decrease in notes receivable	(536,163)	1,062,019
Proceeds from sale of fixed assets	5,698,488	-
Acquisition deposits	4,101,052	(4,077,921)
Cash paid for acquisition – net of cash acquired	(15,782,799)	-
Net cash (used in) continuing operations	(28,892,516)	(8,612,844)
Net cash (used in) discontinued operations	-	(1,035,125)
Net cash (used in) investing activities	(28,892,516)	(9,647,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of equity financing	18,768,054	18,950,249
Proceeds from warrants exercise	-	9,570
Net cash provided by financing activities	18,768,054	18,959,819

Effect of exchange rate changes on cash and cash equivalents	142,779	124,781

Net change in cash and cash equivalents	3,044,247	20,854,559
Cash and cash equivalents, beginning balance	36,574,741	15,720,182
Cash and cash equivalents, ending balance	$39,618,988	36,574,741

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest payments	$-	-
Income taxes	$6,916,553	6,055,719

Other non-cash transactions
Net assets sold of discontinued operations	$-	1,659,292
Goodwill attributable to sold discontinued operations	-	3,630,539
Note received on disposition	-	(2,773,411)
Fair value of treasury stock received	-	(2,780,950)
Loss on disposition	-	(770,595)
Net cash of discontinued operations	$-	(1,035,125)

Purchased goodwill	$(14,612,639)	-
Purchased intangible assets	(3,236,376)	-
Fair value of assets purchased less cash acquired	(767,602)	-
Acquisition financed with stock issuance	2,833,818	-
Acquisition paid for with cash - net of cash acquired	$(15,782,799)	-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Note 1 - ORGANIZATION

Universal Travel Group was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited – BVI was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd. was incorporated on March 9, 1998 under the laws of the Peoples Republic of China (PRC)., Shenzhen Speedy Dragon Enterprises Limited was incorporated in August of 2002 under the laws of PRC, Xian Golden Net Travel Serve Services was incorporated on July 25, 2001 under the laws of PRC, Shanghai Lanbao Travel Service Co., Ltd. was established in 2002 under the laws of Shanghai China. Foshan Overseas International Travel Service Co., Ltd. was incorporated in 1990 under the laws of PRC, Chongqing Universal Travel E-Commerce Co., Ltd. and Universal Travel International Travel Agency Co., Ltd. (former named Shenzhen Universal Travel Agency Co., Ltd.) were both incorporated in 2009 under the laws of PRC, Hebei Tianyuan Travel Agency Co., Ltd. was incorporated in April 1999 under the laws of PRC, Huangshan Holiday Travel Service Co., Ltd. was incorporated in April 1999 under the laws of PRC, Zhengzhou Yulongkang Travel Agency Co., Ltd. was incorporated in 2000 under the laws of PRC,  Kunming Business Travel Service Co., Ltd. was incorporated in 1993 under the laws of PRC, Shanxi Jinyang Travel Agency Co., Ltd. was incorporated in 1988 under the laws of PRC. Collectively these corporations are referred to herein as the Company. And Universal Travel Group owns 100% of the equity interest in Full Power Enterprise Global Limited, a wholly owned foreign entity incorporated under the laws of the British Virginia Islands. Full Power Enterprise Global Limited owns 100% of the equity interest in Shenzhen Yuzhilu Aviation Service Co., Ltd., a wholly owned foreign entity incorporated under the laws of the Peoples Republic of China ("PRC" or "China"). Universal Travel Group and Full Power Enterprise Global Limited do not conduct any substantive operations of their own. Instead, all operations of the consolidated company is through its subsidiary, Shenzhen Yuzhilu Aviation Service Co., Ltd. ("YZL") and various variable interest entities. Collectively, related to herein as subsidiaries.

In 2007 and 2009, YZL entered into certain share holding agreements with various related PRC residents and Shenzhen Yuzhixing Aviation Service, Co. Limited (“YZX”) (“Party B”) to hold YZL shares of ownership of Xian Golden Net Travel Serve Services ("XGN") and Shenzhen Universal Travel Agency Co., Ltd. ("STA").The significant details of the agreements and other important information, among others, are outlined below:

Universal Travel Group funded the start up activities and incorporation of XGN and STA and related subsidiaries, through cash or common stock issuance;
YZL entrusted Party B as the name holder only of YZL equity interest in XGN and STA;
Party B shall neither participate in the management of operation nor shareholder meeting decisions of YZX, XGN or STA;
YZL, as the actual fund provider of XGN and STA, will enjoy all shareholder rights and profit sharing;
YZL, is entitled to all profits and is required to absorb all losses of XGN and STA and its subsidiaries;
Party B is not responsible for losses nor to benefit from any income of XGN and/or STA;
YZL will cover any capital infusion requirements of XGN and STA and related subsidiaries; and
If XGN and/or STA were to dissolve, YZL will enjoy the right to allocate and divide assets.

Based on these contractual arrangements, management believes that XGN and STA and related subsidiaries should be considered “Variable Interest Entity” (“VIE”) under ASC 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity holders in XGN and STA no longer have the characteristics of a controlling financial interest, and the Company, through YZL, is the primary beneficiary of  XGN and STA and its operations. Accordingly, management believes that XGN and STA should be consolidated under ASC 810.

Universal Travel Group and YZL are responsible to fund any capital share shortfalls for XGN and STA and its subsidiaries. In addition, Universal Travel Group funded through cash and common stock the acquisitions as discussed in Note 2.

On June 12, 2009, the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited. Accordingly, the Company had accounted for Shenzhen Speedy Dragon Enterprise Limited as a discontinued operation.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1 - ORGANIZATION (CONTINUED)

The Company, through its subsidiaries and VIEs, engaged in the travel business, including airline ticketing, hotel reservation services, and packaged tours planning and tours guide services primarily in the PRC.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying financial statements present the Company's results of operations, financial position and cash flows on a consolidated basis. The consolidated financial statements include Universal Travel Group and its wholly-owned subsidiaries and its subsidiaries owned through share holding agreements with Chinese residents, significant intercompany transactions and accounts have been eliminated in consolidation. Our policy is to consolidate all subsidiaries in which we hold a greater than 50% voting interest or otherwise control its operating activities and financial interest.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisitions

In 2010, the Company had 5 acquisitions to fit the its geographic expansion strategy, and in all and every acquisition, the Company negotiated in arm's length with acquisition target and got Board approval before closing.

On June 28, 2010, the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Kunming Business Travel Agency Co., Ltd.  ("KBT") for a cash and stock transaction valued at approximately US$5.7 million in aggregate.

The stock consideration consisted of 79,487 newly issued shares of the company's common stock, which were given to KBT’s Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $5,163,625. The shares were valued at $572,243, which was the average fair value of the shares 15 days prior to the date of the exchange agreement. This amount is included in the cost of net assets, identified intangible assets, and goodwill purchased.

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

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC810. The allocation of the purchase price is as follows:

Cash acquired	$814,097
Other assets	441,494
Property Plant & Equipment	80,121
Identifiable Intangibles	892,898
Goodwill	3,977,608
Total assets acquired	6,206,218
Liabilities assumed
Accounts & Income Taxes payable	174,732
Deferred Tax Liability	223,224
Other payable	72,394
Total	$5,735,868

The excess of purchase price over tangible assets acquired and liabilities assumed was $4,870,506 of which $3,977,608 was recorded as goodwill.  At the time of the acquisition $892,898 of identifiable intangible assets and related deferred tax liability of $223,224 existed under the contractual legal or the reparability criterion as required under ASC 805 and ASC 740, respectively.

Prior to the acquisition, Kunming Business Travel Agency Co., Ltd. prepared its financial statements under accounting principles generally accepted in the United States of America.

On June 28, 2010, the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Shanxi Jinyang Travel Agency Co., Ltd. ("SJT") for a cash and stock transaction valued at approximately US$2.3 million in aggregate.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisitions (Continued)

The stock consideration consisted of 31,387 newly issued shares of the company's common stock, which were given to SJT’s Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $2,038,946. The shares were valued at $225,986, which was the average fair value of the shares 15 days prior to the date of the exchange agreement. This amount is included in the cost of net assets, identified intangible assets, and goodwill purchased.
Acquisitions (Continued)

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

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC810. The allocation of the purchase price is as follows:

Cash acquired	$7,258
Other assets	534,373
Property Plant & Equipment	20,339
Identifiable Intangibles	361,124
Goodwill	1,609,816
Total assets acquired	2,532,910
Liabilities assumed
Accounts & Income Taxes payable	78,574
Deferred Tax Liability	90,281
Other payable	99,123
Total	$2,264,932

The excess of purchase price over tangible assets acquired and liabilities assumed was $1,970,940 of which $1,609,816 was recorded as goodwill.  At the time of the acquisition $361,124 of identifiable intangible assets and related deferred tax liability of $90,281 existed under the contractual legal or the reparability criterion as required under ASC 805 and ASC 740, respectively.

Prior to the acquisition, Shanxi Jinyang Travel Agency Co., Ltd. prepared its financial statements under accounting principles generally accepted in the United States of America.

On March 29, 2010 the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Zhengzhou Yulongkang Travel agency Co. Ltd ("ZYT") for a cash and stock transaction valued at approximately US$5.7 million in aggregate.

The stock consideration consisted of 60,633 newly issued shares of the Company’s common stock, which were given to ZYT’s Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $5,141,764. The shares were valued at $571,172, which was the average fair value of the shares 15 days prior to the date of the exchange agreement. This amount is included in the cost of net assets, identified intangible assets, and goodwill purchased.

ZYT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of ZYT.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisitions (Continued)

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC 810. The allocation of the purchase price is as follows:

Cash acquired	$1,513,636
Accounts receivable	29,154
Other assets	11,779
Property Plant & Equipment	29,019
Identifiable Intangibles	805,626
Goodwill	3,812,004
Total assets acquired	6,201,218
Liabilities assumed
Accounts & Income Taxes payable	230,107
Deferred Tax Liability	201,406
Other payable	56,769
Total	$5,712,936

The excess of purchase price over tangible assets acquired and liabilities assumed was $4,617,630 of which $3,812,004 was recorded as goodwill.  At the time of the acquisition $805,626 of identifiable intangible assets and related deferred tax liability of $201,406 existed under the contractual legal or the reparability criterion as required under ASC 805 and ASC 740, respectively.

Prior to the acquisition, Zhengzhou Yulongkang Travel agency Co. Ltd prepared its financial statements under accounting principles generally accepted in the United States of America.

On March 26, 2010 the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Huangshan Holiday Travel Service Co., Ltd ("HHT") for a cash and stock transaction valued at approximately US$2.9 million in aggregate.

The stock consideration consisted of 61,846 newly issued shares of the company’s common stock, which were given to HHTs Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $2,343,824. The shares were valued at $585,691, which was the average fair value of the shares 15 days prior to the date of the exchange agreement. This amount is included in the cost of net assets, identified intangible assets, and goodwill purchased.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisitions (Continued)

Cash acquired	$340,174
Accounts receivable	21,450
Other assets	452,193
Property Plant & Equipment	69,682
Identifiable Intangibles	479,870
Goodwill	1,892,511
Total assets acquired	3,255,880
Liabilities assumed
Accounts & Income Taxes payable	176,863
Deferred Tax Liability	119,968
Other payable	29,534
Total	$2,929,515

The excess of purchase price over tangible assets acquired and liabilities assumed was $2,372,381 of which $1,892,511 was recorded as goodwill.  At the time of the acquisition $479,870 of identifiable intangible assets and related deferred tax liability of $119,968 existed under the contractual legal or the reparability criterion as required under ASC 805 and ASC 740, respectively.

Prior to the acquisition, Huangshan Holiday Travel Service Co., Ltd prepared its financial statements under accounting principles generally accepted in the United States of America.

On March 29, 2010 the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Hebei Tianyuan Travel Agency Co., Ltd ("HTT") for a cash and stock transaction valued at approximately US$4.4 million in aggregate.

The stock consideration consisted of 93,282 newly issued shares of the company’s common stock, which were given to HTT’s Shareholder immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $3,519,736. The shares were valued at $878,726, which was the average fair value of the shares prior to the date of the exchange agreement. This amount is included in the cost of net assets, identified intangible assets, and goodwill purchased.

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisitions (Continued)

Cash acquired	$532,349
Accounts receivable	120,152
Other assets	208,771
Property Plant & Equipment	49,637
Identifiable Intangibles	696,858
Goodwill	3,320,700
Total assets acquired	4,928,467
Liabilities assumed
Accounts & Income Taxes payable	232,188
Deferred Tax Liability	174,215
Other payable	123,602
Total	$4,398,462

The excess of purchase price over tangible assets acquired and liabilities assumed was $4,017,558 of which $3,320,700 was recorded as goodwill.  At the time of the acquisition $696,858 of identifiable intangible assets and related deferred tax liability of $174,215 existed under the contractual legal or the reparability criterion as required under ASC 805 and ASC 740, respectively.

Prior to the acquisition, Hebei Tianyuan Travel Agency Co., Ltd prepared its financial statements under accounting principles generally accepted in the United States of America.

Discontinued Operations

On June 12, 2009, the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited (“Speedy Dragon”). The Company had acquired all the equity interest in Speedy Dragon on or about April 10, 2007 in exchange for 238,095 (post-reverse split) shares of the Company’s common stock and an interest-free promissory note in the principal amount of $3,000,000 payable no later than April 10, 2008.  Pursuant to the termination agreement, the Company transferred back the equity interest in Speedy Dragon on or before June 30, 2009 and that the 238,095 (post-reverse split) shares of the Company’s common stock were returned to the Company and canceled as of June 30, 2009.  In addition, the sole shareholder of Speedy Dragon was also required to return to the Company an aggregate of $2,773,411, in cash, within one year of the completion of all the formalities of the termination agreement. The cash to be returned to the Company included a declared dividend in the amount of $2,260,981 to be paid to the Company. The full amount were paid in several payments below:

Payment Date
09/01/09	$599,127
10/01/09	154,022
11/01/09	154,022
12/01/09	154,022
01/01/10	153,826
02/02/10	153,826
03/03/10	153,826
06/04/10	516,115
07/05/10	734,625
Total Payment	$2,773,411

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as discontinued operations. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to conform with current year’s presentation of the discontinued operations. The following table summarized the operating result of the discontinued operations for the year ended December 31, 2010 and 2009, respectively:

	December 31,	December 31,
	2010	2009
Sales	$-	$3,631,545
Cost of sales	-	(3,218,140)
Gross profit	-	413,405
Operating expenses	-	(190,989)
Income from discontinued operation before income tax	-	222,416
Income tax	-	(44,441)
Net Income from discontinued operations	$-	$177,975

Translation Adjustment

As of December 31, 2010 and 2009, the accounts of Universal Travel Group were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 830”). Transaction gains and losses are reflected in the income statement and such differences may be material to the financial statements.

 Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences maybe material to the financial statements. The more significant estimates and assumptions made by management include among others, consolidation of VIE's, allowance for doubtful accounts, long-lived asset impairment, useful lives and residual values of fixed assets, stock based compensation, valuation of warrant derivative liability, purchase price allocation of fair market value of assets and liabilities acquired and deferred income taxes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Travel Group and its wholly owned subsidiaries and Variable Interest Entities Shenzhen Yuzhilu Aviation Service Co., Ltd., Shenzhen Speedy Dragon Enterprises Limited, Shanghai Lanbao Travel Service Co., Ltd., Xian Golden Net Travel Serve Services, Ltd., Foshan Overseas International Travel Service Co. Ltd., Chongqing Universal Travel E-Commerce Co., Ltd., Shenzhen Universal Travel  Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Kunming Business Travel Service Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd., and Full Power Enterprise Global Limited collectively referred to herein as the Company.  On June 12, 2009 the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited. Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as a discontinued operation. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

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

As  of December 31, 2010, the Company is not involved in any material legal dispute, other than those which occur in the normal operations of a business.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2010 and 2009, our cash and cash equivalents consisted primarily of prime institutional money market funds with no maturities limit as well as bank account balances. Given the current economic environment and the financial conditions of the banking industry there is risk that deposits may not be readily available or covered by such insurance, The Company has had no loss on excess cash in domestic or foreign banks in past years. As of December 31, 2010, cash on hand and cash in bank are $554,344 and $39,064,644 respectively. All cash held in PRC financial institutions  is not protected by Federal Deposit Insurance Corporation (FDIC)  or any similar insurance.

Restricted Cash

Restricted cash of $307,027 and $102,681 as of December 31, 2010 and 2009, respectively, consists of cash deposited in bank required and hold by Providence Travel Bureaus.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $944,134 and $414,927 as of December 31, 2010 and 2009, respectively. The Company does not have any off balance sheet exposure related to its customers.

	Balance as of	Balance as of
Allowance for doubtful receivables	December 31, 2010	December 31, 2009
Air ticketing	$273,139	161,789
Hotel reservation	70,398	86,655
Packaged tours	600,597	166,483
Total	$944,134	$414,927

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2010, the fair value of cash and cash equivalents, short-term investments, accounts receivable, other receivables, note receivables, accounts payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, or are based on quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements. The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2010 and 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Level 1:	Level 2:	Level 3:	Total
Description	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	December 31, 2010
Derivative Liability - Warrants	$-	$810,929	$-	$810,929
Total	$-	$810,929	$-	$810,929

	Level 1:	Level 2:	Level 3:	Total
Description	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	December 31, 2009
Derivative Liability - Warrants	$-	$1,815,319	$-	$1,815,319
Total	$-	$1,815,319	$-	$1,815,319

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Transportation equipment	5 years
Office equipment	5 years
Leasehold Improvements	5 – 10 years or the shorter of the lease term

As of  December 31, 2010 and 2009, Property & Equipment of consist of the following:

	December 31, 2010	December 31, 2009

Transportation equipment	$591,671	$150,232
Furniture and equipment	635,540	4,170,197
Leasehold improvements	1,465,384	1,385,481
	2,692,595	5,705,910
Accumulated depreciation	(1,000,000)	(713,233)
	$1,692,595	$4,992,677

Management has no plans to substantially increase equipment or other supporting machinery expenditures.

Depreciation expense for the year ended December 31, 2010 and 2009 was $1,041,390 and $548,913, respectively, of which $243,278 and $494,022 was included as part of cost of services for year ended December 31, 2010 and 2009, respectively. However, the depreciation expenses for the year ended December 31, 2010 included those of disposed furniture and equipments on September 9, 2010.

Sales of equipment

On September 9, 2010, our subsidiary, Shenzhen Yuzhilu Aviation Service Co. sold all of its 1,523 TRIPEASY kiosks to Shenzhen Xunbao E-Commerce Co., Ltd. for a total proceed of $5,698,488.  The original cost of the 1,523 TRIPEASY Kiosk was $6,650,592, excluding the accumulated depreciation of $1,017,957, resulting in a gain of $65,853. Shenzhen Xunbao E-Commerce Co. paid the full amount by three payments below:

Payment Date	Amount
September 10, 2010	$1,492,961
November 8, 2010	1,891,268
February 24, 2011	2,314,259
Total Payment	$5,698,488

The third payment $2.3 million was recorded in note receivable in the accompanying Consolidated Balance Sheet at December 31, 2010 and paid in full in February 2011.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with the Intangibles, Goodwill and other topic of the FASB Accounting Standard Codification (“ASC 350”), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of ASC 350, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase  price paid to acquire the reporting unit. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Based on its review, the Company believes that, as of December 31, 2010 and 2009 there were no significant impairments of its goodwill. However, there can be no assurances that demand for the Company's services will continue, which could result in an impairment of goodwill in the future

As of December 31, 2010 and 2009, Goodwill consists of the following:

	December 31, 2010	December 31, 2009
Shanghai Lanbao Travel Service Co., Ltd.	$3,081,799	$3,081,799
Foshan International Travel Service Co., Ltd.	6,049,576	6,049,576
Xian Golden Net Travel Serve Services Co.,Ltd.	764,895	764,895
Zhengzhou Yulongkang Agency Co., Ltd.	3,812,004	-
Hebei Taiyuan Travel Agency Co., Ltd.	3,320,700	-
Huangshan Holiday Travel Service Co., Ltd	1,892,511	-
Kunming Business Travel Service Co., Ltd.	3,977,608	-
Shanxi Jinyang Travel Agency Co., Ltd.	1,609,816	-
	$24,508,909	$9,896,270

During the fourth quarter, management adjusted the original amount recorded for goodwill related to the 2010 acquisitions. The adjustment totaled $809,094 and was related to recognition of deferred tax assets or liabilities being recorded during the fourth quarter in connection with business acquisitions in accordance with ASC Topic 805 and ASC Topic 740.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Long-Lived Assets

The Company applies the provisions of FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2010 and 2009 there were no significant impairments of its long-lived assets. However, there can be no assurances that demand for the Company's services will continue, which could result in an impairment of long-lived assets in the future.

Derivative Liability-Warrants

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

On August 10, 2009, the Company entered into an Agreement to Amend Warrants with the Investors to amend the warrants sold to the Investors on August 28, 2008.  Section 7d of the warrants was amended to (i) limit the instances in which a dilutive issuance will cause an adjustment to the exercise price of the Investor warrants and (ii) eliminate the provision that correspondingly increased the number of shares underlying the Investor warrants in the event of a dilutive issuance that causes an adjustment to the exercise price.

Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  On January 1, 2009, the warrants, under ASC 815, were reclassified from equity to derivative liability at its fair market value of $2,091,738 and marked to market.  The values of the warrants were decreased by $536,777 from the warrants issuance date to the adoption date of ASC 815 on January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $2,091,738 to reclassify the warrants from equity to derivative liability and an increase in retained earnings of $536,777 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  For the year ended December 31, 2010, the Company recorded a gain on change in fair value of derivative liability of $761,338, to mark to market for the decrease in fair value of the warrants during the year ended December 31, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period. As of December 31, 2010 and 2009, there were warrants outstanding to purchase 227,151 shares of common stock related to the derivative liabilities - warrants (see Note 10).

The Company determined the fair value of the reset provisions at January 1, 2009 was $1,470,199 as the initial fair value at the adoption date of EITF No. 07-05.  The fair value originally was determined using the Black-Scholes Option Pricing model based on the following assumptions:  dividend yield: 0%; volatility:129%, risk free rate: 1.72%, expected term: 4.65 years.

The Company determined the fair value of the reset provisions at December 31, 2010 was $810,929. The Company changed its method of valuation of such instrument on December 31, 2010 from the Black-Scholes Option Pricing model to the Binomial Model, as it was determined by management to provide a more reflective fair market value of the instrument. The fair value was determined using the Binomial Model based on the following assumptions: dividend yield: -0-%; volatility: 109%, risk free rate: 2.01%, expected term: 2.66years.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Effective June 12, 2009, the Company had three types of revenue stream from its three lines of businesses, namely (i) air-ticketing (Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Universal Travel E-Commerce Co., Ltd.), (ii) hotel reservations (Shanghai Lanbao Travel Service Co., Ltd.), (iii) packaged tours (Foshan International Travel Service Co., Ltd., Xian Golden Net Travel Serve Services Co, Ltd. and Shenzhen Universal Travel Agency Co., Ltd.) .

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
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Services

Costs of services for air tickets cover mainly commission paid to retail agencies, rent, salaried related to sales persons, and telecommunication expenses.  Costs of services for hotel reservations cover mainly commissions paid to the sales agents for selling hotel rooms in the Company’s system. Costs of services for the cargo agency business mainly included the costs of warehousing and delivery charges.  Costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours. Other direct costs such as systems and related technologies used by each segment operations, and costs associated with payment processing are also included in the Company’s Costs of Services. In addition, the Company allocates costs of labor and facilities, depreciation, communications, and utility expenses incurred by each segment between costs of services and general administrative expenses.  The percentage, ranging from 50% to 80%, allocated to costs of sales is based on management estimate, and the percentage allocated is estimated to be directly associated with the generation of revenues.

Consolidated costs such as stock-based compensation and corporate professional fees are not allocated to any segment. These costs are reported as general operating expenses in the Company’s Statements of Operations. For year ended December 31, 2010 and 2009, such expenses amounted $6,156,222 and $2,393,958, respectively.

Reward program and Gift Vouchers

UTA establishes a reward program in air-ticketing and hotel reservations. For individual customers, they gain one point for each RMB they spend on air tickets or hotel reservations. Customers can redeem gifts or vouchers when they have accumulated certain level of points according to the program.

For corporate customers, The Company rewards 0.5%-2% of the sales amount to them. This figure varies according to sales volumes and company strategies and is documented within the agreements with corporate customers. Those rewards are accounted for expenses.

The Company doesn't allocate any portion of the revenue generating activities to the point earned and accrues for the cost of the point reward when the point in redeemed. The Company doesn't sell points separately and may discontinued this program or change the terms without any liabilities to the Company. Cost to date has been insignificant.

In 2010, FOI sold Gift Vouchers to customers and recorded as customer advances. Customers can redeem them for package tours in FOI only. As of December 31, 2010, the balance of customer advances of Gift Vouchers was $28,427.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising costs amounted to $372,283 and $317,254 for the years ended December 31, 2010 and 2009, respectively.

Income Taxes

The Company is subject to income taxes in the U.S. and China. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes (Continued)

Taxation on profits earned in China has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in China in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

The Company accounts for income tax under the provisions of FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

The Company’s definitive lived intangible assets consist primarily of map of hotels and scenic spots used for marketing purposes, CRM systems software, accounting software. These definitive lived intangible assets are being amortized over their useful lives. Expenditures of $51,359 and $296,264 were capitalized for the year ended December 31, 2010 and 2009, respectively, and will be amortized over a 5 year life. The Company recorded amortization expenses for definitive lived intangible assets of $93,338 and $264,359 for the year ended December 31, 2010 and 2009, respectively.

In conjunction the acquisitions during the year ended December 31, 2010, the Company capitalized $3,236,376 of identifiable intangible assets, which are being amortized over 5 years. The identifiable intangible assets consist primarily of reputation of companies' name and customers database, The Company recorded amortization expenses for identifiable intangible assets of $422,755 for the year ended December 31, 2010.

The Company will record approximately $738,010, $738,010, $725,679, $665,705, and $224,799 for all intangible assets over the next five years, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable, note receivables, and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year ended December 31,
	2010	2009
Basic earnings per share from continuing operations
Numerator:
Income from continuing operations used in computing basic earnings per share	$22,039,394	$11,337,521
Income from continuing operations applicable to common shareholders	$22,039,394	$11,337,521

Denominator:
Weighted average common shares outstanding	18,493,832	14,121,542
Basic earnings per share from continuing operations	$1.19	$0.80

Diluted earnings per share from continuing operations:
Numerator:
Income from continuing operations used in computing basic earnings per share	$22,039,394	$11,337,521
Income from continuing operations applicable to common shareholders	$22,039,394	$11,337,521

Denominator:
Weighted average common shares outstanding	18,493,832	14,121,542
Weighted average effect of dilutive securities:
Stock options and warrants	893,986	1,196,918

Shares used in computing diluted net income per share	19,387,818	15,318,460
Diluted earnings per share from continuing operations	$1.14	$0.74

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share (Continued)

	Year ended December 31,
	2010	2009
Basic earnings (losses) from discontinuing operations per share:
Numerator:
Income (loss) from discontinuing operations used in computing basic earnings per share	$-	$(592,620)
Income (loss) from discontinuing operations applicable to common shareholders	$-	$(592,620)

Denominator:
Weighted average common shares outstanding	18,493,832	14,121,542
Basic (loss) per share from discontinuing operations	$-	$(0.04)

Diluted earnings (losses) per share from discontinuing operations:
Numerator:
Income (loss) from discontinuing operations used in computing diluted earnings (losses) per share	$-	$(592,620)
Income (loss) from discontinuing operations applicable to common shareholders	$-	$(592,620)

Denominator:
Weighted average common shares outstanding	18,493,832	14,121,542
Weighted average effect of dilutive securities:
Stock options and warrants	893,986	1,196,918
Shares used in computing diluted net income (loss) per share	19,387,818	15,318,460

Diluted (loss) per share from discontinuing operations	$-	$(0.04)

Total net income per common share
Basic	$1.19	$0.76
Diluted	$1.14	$0.70

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505,“Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. The Company changed its method of valuation of stock compensation on December 31, 2010 from the Black-Scholes Option Pricing model to the Binomial Model, as it was determined by management to provide a more reflective fair market value of the stock compensation. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Binomial model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our consolidated statement of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This update provides amendments to Accounting Standards Codification (“ASC”) Topic 350—Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount.  Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired.  ASU No. 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. We do not expect ASU No. 2010-28 to have a material impact on our consolidated financial statements.

In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-20, Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU No. 2010-20"). ASU No. 2010-20 will require a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and it manages its credit exposure. ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010. The adoption of ASU 2010-20 is not expected to have a material effect on our financial statements.

In May, 2010, the FASB issued ASU 2010-19¸ "Foreign Currency" (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update). The purpose of this Update is to codify the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (EITF) by the SEC Observer to the EITF. The Staff Announcement provides the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations, or cash flows of the Company.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent Accounting Pronouncements (Continued)
In April 2010, the FASB issued Accounting Standards Update, 2010-17, Revenue Recognition—Milestone Method (Topic 605): “Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force.”  This is an update regarding the milestone method of revenue recognition. The scope of this update is limited to arrangements that include milestones relating to research or development deliverables. The update specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this update regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The update will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. This update is not expected to have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades ,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March, 2010, the FASB issued Accounting Standards Update, 2010-11, Derivatives and Hedging (Topic 815): “Scope Exception Related to Embedded Credit Derivatives.”  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This update also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This update is effective on the first day of the first fiscal quarter beginning after June 15, 2010. The adoption of this update did not have a material impact on the Company’s financial statements

In January 2010, the FASB issued Accounting Standards Update, 2010-06, Fair Value Measurements and Disclosures (Topic 820): “Improving Disclosures about Fair Value Measurements.”  This update provides guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this update did not have a significant impact on the Company’s financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, which requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity’s economic performance and has the obligation to absorb the entity’s losses or has the right to receive benefits from the entity. ASU No. 2009-17, among other things, requires enhanced disclosures about a reporting entity’s involvement in variable interest entities. The guidance under ASU No. 2009-17 became effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. The Company adopted the pronouncement on January 1, 2010 resulting in no impact to the Company’s consolidated balance sheets, statements of income and cash flows.

Note 3 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and related agencies. As these deposits are required to be maintained on an annual basis and the terms of related agreements are one year with renewal options that are not guaranteed, management has included such deposits and advances as current assets.  As of  December 31, 2010 and 2009,  the Company had paid $8,173,426 and $9,775,735 as trade deposits respectively.

The following summaries the Company’s deposits outstanding by each of its subsidiaries and the nature and purpose of each deposit as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Shenzhen Yuzhilu Aviation Service Co., Ltd:
Deposit for tripeasy kiosks. All 1,532 tripeasy kiosks have been sold to Shenzhen Xunbao E-commerce Co. on September 9, 2010 with a slight gain.	$-	$1,465,592
Deposit for central ticket system. This was a credit based for obtaining air tickets from third party before any payments, and the full amounts are returnable.	3,932	-
Deposit for government according to regulation.	34,786	-
Deposit for airlines. This was a credit based for issuing air-tickets, and the full amount is returnable if the company discontinues air-ticket business.	680,601	2,811,004
Deposit for Financial System Software	-	16,898
Deposit for air-ports. This was a deposit for admittance to do marketing in air-ports, and is deductible against monthly rental obligation to air-ports	20,872	8,508
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	3,380,322	1,100,158
Subtotal	4,120,513	5,402,160

Huangshan Holiday Travel Agency Co., Ltd.:
Advance payment to tour guides for expenses during leading the tour. This will be transferred to costs when the tour guide return from tour and provide supporting evidence.	907	-
Subtotal	907	-

Foshan Overseas International Travel Service Co. Ltd.:
Deposit paid to tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies.	307,977	-
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	161,832	969,261
Advance payment to tour guides for expenses during leading the tour. This will be transferred to costs when the tour guide return from tour and provide supporting evidence.	-	243,342
Subtotal	469,809	1,212,603

Xian Golden Net Travel Serve Services, Ltd.:
Deposit for Tour companies. This was a credit based for co-operate travel agencies, and is deductible against tour payments, the balance is returnable when cease doing business with these agencies	461,296	425,396
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	136,120	-
Deposit for transportations. This was a credit based for coo-operate transportation suppliers, and is deductible against transportation payments, the balance is returnable when cwase doing business with these agencies.	-	132,019
Subtotal	597,416	557,415

Chongqing Travel World E-Business Co., Ltd.
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	2,984,781	2,587,279
Subtotal	2,984,781	2,587,279

Shenzhen Universal Travel
Deposit for agencies. This was a credit based for the company to issue other ticket agencies' special fare air-ticket, and the full amount is returnable if the company discontinues its business with other agencies.	-	16,278
Subtotal	-	16,278
Total	$8,173,426	$9,775,735

The Company cancelled a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operation and providing working capital funding and the unrelated company returned all advances. As of December 31, 2010 and 2009 the Company has advanced this company $0 and $440,063, respectively, and such amount is included in advances in the accompanying Consolidated Balance Sheets.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 – SHORT-TERM INVESTMENT

As of December 31, 2010, the Company has invested $19,681,308 into HappyFund of China Construction Bank with interest rate 1.89%, 2.1%, and 2.22%. These investments consist primarily of money market accounts with maturities ranging from one months to three months accordingly they are classified as short term investments in the accompanying financial statements.

Note 6 – NOTES RECEIVABLE

As of December 31, 2010 and 2009, Notes receivable had balance of $2,314,259 and $1,711,392, respectively.

As of December 31, 2010, amount of $2.3 million was due from Shenzhen Xunbao E-Commerce Co., Ltd. for purchasing 1,523 TRIPEASY Kiosks, which was paid in full in February 24, 2011.

As of December 31, 2009, amount of $1.7 million was due from Shenzhen Speedy dragon - a discontinued operation. The amount has been paid in full.

Note 7 - INCOME TAXES

The components of income before income taxes from continuing operations consisted of the following:

	2010	2009
	US$	US$
Income (loss) subject to domestic income taxes only	-	-
Income (loss) subject to foreign income taxes only	30,491,438	17,316,469
	30,491,438	17,316,469

The Company is subject to U.S. federal and state income taxes.  The Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes.  The provision for income taxes from continuing operations consisted of the following:
	2010	2009
	US$	US$
Current:
Federal	-	-
State	-	-
PRC	8,783,740	5,978,948
	8,783,740	5,978,948
Deferred:
Federal	-	-
State	-	-
PRC	(331,697)	-
Total provision for income taxes	8,452,043	5,978,948

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 7 - INCOME TAXES (CONTINUED)

The provision for income taxes is attributable to:

	2010	2009
Continuing Operations	8,452,043	5,978,948
Discontinued Operations	-	44,441
Total provision for income taxes	8,452,043	6,023,389

The following presents the aggregate dollar and per share effects of the Company’s tax holidays:

The aggregate dollar effect of tax holiday

	2010	2009
Aggregate dollar effect of tax holiday	(355,941)	(473,502)
Per share effect—basic	$0.02	$0.03
Per share effect—diluted	$0.02	$0.03

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income from continuing operations before income taxes:

	2010	2009

Tax at federal statutory rate	7,622,859	4,329,117
Permanent differences	968,010	1,649,831
Loss not benefited	312,275	-
Prior year true-ups	(133,948)	-
Others	30,804	-
Tax holiday	(355,941)	-
Foreign tax rate differential	7,984	-
	8,452,043	5,978,948

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 7 - INCOME TAXES (CONTINUED)

	2010	2009
	US$	US$
DTA:
PRC Deferred assets - others	226,008	-
PRC Deferred assets - NOL	-	-
Total Deferred assets	226,008	-
DTL:
Purchase accounting	(703,405)	-
Total Gross DTA (DTL)	(477,397)	-
Valuation allowance	-	-
Net WW deferred assets(laities)	(477,397)	-

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  The New EIT Law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. The New EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential tax treatment such as a reduced tax rate or a tax holiday.  On December 26, 2007, the PRC State Council issued the Notice of the State Council Concerning Implementation of Transitional Rules for Enterprise Income Tax Incentives (“Circular 39”).  Based on Circular 39, certain specifically listed categories of enterprises which enjoyed a preferential tax rate are eligible for a graduated rate increase to 25% over the 5-year period beginning from January 1, 2008.

Undistributed earnings of the Company’s PRC subsidiaries amounted to approximately $84 million as of December 31, 2010.  Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.  The PRC tax authorities have clarified that dividend distributions made out of pre-January 1, 2008 retained earnings will not be subject to withholding taxes.

A reconciliation of the January 1, 2009  through December 31, 2010 amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 7 - INCOME TAXES (CONTINUED)

Gross UTB
Beginning balance at January 1, 2009	$-
Increase in unrecorded tax benefits taken in current year	-
Ending balance at December 31, 2009	$-
Increase (Decrease) in unrecorded tax benefits taken in current year	$30,804
Ending balance at December 31, 2010	$30,804

The Company and its subsidiaries are subject to taxation in the U.S. and the PRC. Our U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2006. With a few exceptions, the tax years 2006-2010 remain open to examination by tax authorities in the PRC.

For U.S. federal income tax purposes, the Company has net operating loss, or NOL carry forwards of approximately $2.3 million and $2.3 million, at December 31, 2010 and 2009, respectively. The 2010 net operating loss carry forwards will expire after 20 years beginning 2027 and the 2009 net operating loss carry forwards will expire after 20 years beginning 2027, if not utilized.  The company also has approximately $0 and $78K of net operating loss carry forwards for PRC enterprise income tax purposes, at December 31, 2010 and 2009, respectively.

Note 8 – COMMITMENTS

The Company leases various office facilities from one year to six years periods under monthly payments. Rental expense for leases consisted of $934,774 and $634,792, for year ended December 31, 2010 and 2009, respectively. The Company has future minimum lease obligations as of December 31, 2010 as follows:

2011	$489,537
2012	378,636
2013	258,499
2014	117,300
2015	4,537
There after	13,612
Total	$1,262,121

Note 9 – COMMON AND PREFERRED STOCK

During the first two quarters of 2010, the Company issued 326,635 shares its common stock valued at $2,833,818 for five acquisitions of 100% of interest in Kunming Business Travel Agency Co., Ltd.  ("KBT"), Shanxi Jinyang Travel Agency Co., Ltd. ("SJT"), Zhengzhou Yulongkang Travel agency Co. Ltd ("ZYT"), Huangshan Holiday Travel Service Co., Ltd ("HHT"), and Hebei Tianyuan Travel Agency Co., Ltd ("HTT"). (See Note 2 )

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 9 – COMMON AND PREFERRED STOCK (CONTINUED)

On June 21, 2010, the Company closed an underwriting agreement with Brean Murrary, Carret & Co., LLC and Rodman & Renshaw LLC as representative of the underwriters, related to a public offering of 2,857,143 shares of the common stock, par value $0.001 (the “shares”) for a purchase price of $7.00 per share and an aggregate purchase consideration of $20,000,001. In connection with the subscription the company paid 5% underwriting commission, fees and other costs pertaining to the agreement totaling $1,231,947. Net proceeds of the transaction were $18,768,054. The offer and sale of the Shares were made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333-161139) initially filed with the Securities and Exchange Commission on August 7, 2009 and amended on November 2, 2009. The Registration Statement was declared effective on November 5, 2009.

On August 28, 2008, the Company entered into a Securities Purchase Agreement with Access America Fund, LP, Chinamerica Fund LP, Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I. Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding, LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson (collectively, the “Buyers”) to sell to the Buyers 1,529,569 shares of common stock, par value $0.001 of the Company (“Common Stock”) and warrants to purchase 764,785 shares of Common Stock for an aggregate purchase price of $7,112,500 (the “Financing”). (See Note 2 and 10)

On December 15, 2009, the Company closed a Subscription Agreements with certain investors to sell to them an aggregate of 2,222,222 shares of common stock of the Company, par value $0.001 (the “Shares”) for a purchase price of $9.00 per share and an aggregate purchase consideration of $19,999,998. In connection with the subscription the company paid fees and other costs pertaining to the agreement totaling $1,049,749. Net proceeds of the transaction were $18,950,249.  The offer and sale of the Shares were made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333-161139) initially filed with the Securities and Exchange Commission on August 7, 2009 and amended on November 2, 2009. The Registration Statement was declared effective on November 5, 2009.

We may issue up to 5,000,000 shares of our preferred stock, par value $0.001 per share, from time to time in one or more series, including up to 2,000,000 shares of Series A preferred stock, 2,000,000 shares of Series B preferred stock, and 1,000,000 shares of Series C preferred stock. As of the date of this annual  report, no shares of our preferred stock were outstanding.

Under our amended and restated articles of incorporation, we may issue up to (i) 2,000,000 shares of Series A preferred stock, which shall have voting rights and shall carry a voting weight equal to ten shares of common stock, and each share of which may be converted into 10 shares of common stock, (ii) 2,000,000 sharers of Series B preferred stock, which shall have voting rights and shall carry a voting weight equal to 2 shares of common stock, and each shares of which may to converted into 2 shares of common stock, and (iii) 1,000,000 shares of Series C preferred stock. Subject to the foregoing, our amended and restated articles of incorporation authorizes our Board of Directors to issue preferred stock from time to time with such designations, preferences, conversion or other rights, voting powers, restrictions, dividends or limitations as to dividends or other distributions, qualifications or terms or conditions of redemption as shall be determined by the Board of Directors for each class or series of stock subject to the provisions of our amended and restated articles of incorporation. Preferred stock is available for possible future financings or acquisitions and for general corporate purposes without further authorization of stockholders unless such authorization is required by applicable law, the rules of the New York Stock  Exchange or other securities exchange or market on which our stock is then listed or admitted to trading.

Our board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, under some circumstances, have the effect of delaying, deferring or preventing a change in control of Universal Travel Group.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 10 – STOCK WARRANTS, OPTIONS, AND COMPENSATION

On January 20, 2009, pursuant to the Securities Purchase agreement entered into on August 28, the Company enacted the Universal Travel Group 2009 Incentive Stock Option Plan which entitles the grant of up to 2,200,000 shares of common stock of Universal Travel Group, par value $0.001 to certain employees of the Company either as stock or stock options. On January 20, 2009, the Company granted options to purchase 2,200,000 shares of common stock. The options are exercisable until January 19, 2019, with a vesting period of six years. However, in  the event, the Company reports an after tax Net Income of $14,000,000, $18,000,000, and $22,000,000 in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2008, 2009, and 2010, respectively,  then options to purchase one-third of the shares that Annual Report for each year. As of the date of this Annual Report, all the 2,200,000 options to purchase our common stock under the Universal Travel Group 2009 Incentive Stock Plan have been issued and there are no longer any shares available for issuance under the said Plan. As we had met the acceleration provision in 2008 and 2009, in prior years 1,466,666 options were vested, and 733,334 options vested in 2010 as we have meet the acceleration provision in 2010. At December 31, 2010 1,466,666 options from the Plan were outstanding. Average purchase price for the options is $3.74 per share. The options were valued using the Black-Scholes option-pricing model on the date of grant. The Company changed its method of valuation of the options on December 31, 2010 from the Black-Scholes Option Pricing model to the Binomial Model, as it was determined by management to provide a more reflective fair market value of the options. However, there was not any difference between the two methods. The total fair market value at grant date is $5,479,222 based on the following assumptions:  dividend yield: 0%; volatility:127.94%, risk free rate: 2.35%, expected term: 10 years. At the December 31, 2010, options to purchase 1,466,666 shares of common stock are outstanding.

On September 1, 2009, the Company issued, to another newly appointed Board member, an option grant to purchase 10,000 shares of common stock at the closing price of $ 8.82 per share. The options are exercisable until August 2019. The option holder has no voting or dividend rights. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant. The Company changed its method of valuation of options on December 31, 2010 from the Black-Scholes Option Pricing model to the Binomial Model, as it was determined by management to provide a more reflective fair market value of the options. However, there was not any difference between the two methods. The total fair market value at grant date is $84,153 based on the following assumptions:  dividend yield: 0%; volatility:121.62%, risk free rate: 3.38%, expected term: 10 years. All options remain outstanding at December 31, 2010.

 On September 1, 2009, the Company issued, to the newly appointed CFO an option grant to purchase 105,000 shares of common stock at the closing price of $8.82 per share. The options are exercisable until August 2019. Stock options— the option holder has no voting or dividend rights. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant. The Company changed its method of valuation of options on December 31, 2010 from the Black-Scholes Option Pricing model to the Binomial Model, as it was determined by management to provide a more reflective fair market value of the options. However, there was not any difference between the two methods. The total fair market value at grant date is $883,605 based on the following assumptions:  dividend yield: 0%; volatility:121.62%, risk free rate: 3.38%, expected term: 10 years. On August 17, 2010, upon resignation, Board member has forfeited options to purchase 70,000 shares common stock. As of December 31, 2010, options to purchase 35,000 shares of common stock are outstanding pursuant to this grant.

On December 3, 2010, pursuant to the Securities Purchase agreement entered into on October 15, the Company enacted the Universal Travel Group 2010 Incentive Stock Option Plan which entitles the grant of up to 1,000,000 shares of common stock of Universal Travel Group, par value $0.001 to certain employees of the Company either as stock or stock options.  On December 3, 2010, the Company granted options to purchase 1,000,000 shares of common stock. The options are exercisable until December 2, 2020, with a vesting period of two years. Average purchase price for the options is $6.09 per share. The options were valued using the Binomial model on the date of grant.  The total fair market value at grant date is $5,777,756 based on the following assumptions:  dividend yield: 0%; volatility:110.11%, risk free rate: 2.95%, expected term: 10 years. All options remain outstanding at December 31, 2010.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 10 – STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

Expected volatility is based on the historical volatility of the Company's stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. the risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. For the year ended December 31, 2010, the forfeiture rate is 3.38%.

	Total	Exercise Price	Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2008	55,555	4.56-11.25	7.69-8.75 yrs
Granted in 2009	2,200,000	2.70-3.84	9.31 yrs	-
Granted in 2009	115,000	8.82	9.92 yrs	-
Cash exercise in 2009	(3,300)	-	-	-
Cashless exercise in 2009	(763,367)	-	-	-
Outstanding, December 31, 2009	1,603,888	$2.70 - 11.25	7.42 -8.67 yrs	-
Forfeited in 2010	(70,000)	-	-	-
Granted in 2010	1,000,000	$6.06 - 6.67	9.92 yrs	-
Outstanding, December 31, 2010	2,533,888
Exercisable	1,533,888

Based upon this calculation and pursuant to ASC 718, the Company recorded a service period expense of $4,901,222 and $1,154,409 for year ended December 31, 2010 and 2009, respectively. The remaining stock based compensation to be recognized is $5,777,756 and it will be recognized in the next five years.

Pursuant to the Securities Purchase Agreement entered into On August 28, 2008, the Company issued warrants to purchase 764,786 shares of Common Stock. The unit purchase price was $4.65 per Common Share and a related Warrant for the purchase of one-half a Common Share, times the number of Common Shares purchased. Market Value of the Company’s stock on August 28, 2008 was $4.05. Each warrant has an Exercise Price of $8.13 and a term of 5 years from the date of issuance.  The Company measured and recognized an aggregate of $2,091,738 of the proceeds to additional paid in capital upon issuance of these warrants. The terms of the warrants provide for an adjustment to the exercise price of these warrants if the company closes on the sale or issuance of common stock at a price which is less than the exercise price then in effect for these warrants. Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On January 1, 2009, the warrants were reclassified from equity to derivative liability for the then fair market value and marked to market (see Note 2 Derivative Liability).  On August 20, 2009 322,580 warrants valued at $3,598,571 as of that date, were exercised under the cashless exercise provisions of the warrants. The Company issued 132,251 shares of common stock. On October 15, 2009, 215,054 warrants valued at $2,888,495 as of that date were exercised under the cashless exercise provision of the warrants. The company issued 103,318 shares of common stock. As of December 31, 2010 and 2009, warrants to purchase 227,151 shares of common stock were outstanding. (See Note 2)

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 11 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of December 31, 2010 and 2009 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance December 31, 2008	$1,520,166	$1,520,166
Changes for year ended December 31, 2009	124,967	124,967
Balance December 31, 2009	1,645,133	1,645,133
Changes for year ended December 31, 2010	1,780,893	1,780,893
Balance at December 31, 2010	$3,426,026	$3,426,026

Note 12 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 13 – MAJOR CUSTOMERS AND CREDIT RISK

The Company derives a portion of its income from various Airlines and agencies. Most revenue is cleared through International Air Transport Association (IATA), a centralized reporting platform for air ticketing.

Note 14 -   SEGMENT INFORMATION

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

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 14 -   SEGMENT INFORMATION (CONTINUED)

The following tables present summarized information by segment:

	Air	Hotel	Packaged	Other		Total
	Ticketing	Reservation	Tours
	Year Ended December 31, 2010
Revenue, net	$24,189,452	$14,303,080	$114,826,414		$-	$153,318,946
Cost of services	$8,838,496	$4,659,667	$98,724,258		$-	$112,222,421
Gross profit	$15,350,956	$9,643,413	$16,102,156		$-	$41,096,525
Income from operations	$11,961,321	$9,442,864	$14,124,449		$(6,156,506)	$29,372,128
Income tax expenses	$2,447,721	$2,218,511	$2,551,213		$(300,892)	6,916,553
Depreciation & Amortization	$1,471,608	$2,991	$82,885		$-	$1,557,483
Asset expenditures	$6,063,370	$49,674	$299,837		$-	$6,412,882
Goodwill	$-	$3,081,799	$21,427,110		$-	$24,508,909
Total assets	$96,171,631	$4,589,662	$33,610,825		$5,690,544	$140,062,662
	Year Ended December 31, 2009
Revenue, net	$16,634,872	$12,340,395	$66,827,207		$-	$95,802,474
Cost of services	$4,561,236	$3,638,908	$58,432,674		$-	$66,632,818
Gross profit	$12,073,636	$8,701,487	$8,394,533		$-	$29,169,656
Income from operations	$10,353,002	$8,435,273	$7,772,637		$(2,393,959)	$24,166,953
Income tax expenses	$1,799,111	$2,143,310	$2,113,298	$		$6,055,719
Depreciation & Amortization	$793,981	$4,156	$15,135		$-	$813,272
Asset expenditures	$5,384,851	$-	$1,101		$-	$5,385,952
Goodwill	$-	$3,081,799	$6,814,471		$-	$9,896,270
Total assets	$59,244,855	$4,796,028	$17,821,561		$3,844,084	$85,706,528

Note 15 -   SUBSEQUENT EVENTS

On March 4, 2010, the company announced that it has entered into letters of intent to acquire Tianjin Hongxun Aviation Agency Co., Ltd. (“Tianjin Hongxun”) and Shandong Century Aviation Development Co., Ltd. (“Shandong Century”). As of December 31, 2010, the intentions to acquire the two travel agency businesses in China were expired.

According to the Company's incentive stock option agreement on January 20, 2009, after its Annual Report, which has an after tax Net Income of $22,000,000, on Form 10-K filed with the SEC for its fiscal year 2010, then options to purchase 2,200,000 shares of Common Stock in the aggregate under the Plan shall vest and become immediately exercisable and each grantee of such options shall be entitled to exercise his/her options ratably.

On April 12, 2011, UTA stock has suspended for trading when UTA was unable to file its Annual Report on Form 10-K by April 15, 2011 as a result of Windes & McClaughry Accountancy Corporation resignation on April 9, 2011.

UNIVERSAL TRAVEL GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 15 -   SUBSEQUENT EVENTS (CONTINUED)

On May 20, 2011, the plaintiff Alex Lob commenced this derivative action in the First Judicial District Court of the State of Nevada in and for Carson City against Universal travel Group (the “Company”), and Jiangping Jiang, Jing Xie, Huijie Gao, Jiduan Yuan, Lizong Wang, Wenbin An, Lawrence Lee, Yizhao Zhang and Liquan Wang, officers and directors of teh Company. In the complaint, plaintiff purports to assert derivative claims against the individual defendants for alleged breaches of fiduciary duties, waste of corporate assets and unjust enrichment based upon alleged conduct of the individual defedants which damaged the Company’s reputation, goodwill and standing in the business community. The complaint also alleges that such conduct may result in liability for violations of federal law. The complaint seeks, among other relief, the amount of damages sustained by the Company as a result of the Defendants’ breach of fiduciary duties, waste of corporate assets and unjust enrichment and plaintiff’s counsel’s, accountant’s and experts’ fees. The Company’s time to answer or move with respect to the complaint has not yet expired. The Company believes that teh complaint has no merit and intends to vigorously defend the lawsuit.

As of December 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously reported on our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 1, 2010 (the “Report”), on September 1, 2010, we dismissed our old independent registered public accounting firm, Acqavella, Chiarelli, Shuster, Berkower & Co., LLP (“ACSB”), and on the same day, appointed Goldman Kurland Mohidin (“GKM”) as our new independent registered public accounting firm.

The reports of ACSB on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to continue with GKM as our independent accountants was approved by the Audit Committee of our Board of Directors on September 1, 2010.

During our two most recent fiscal years and through the date of the Report, we have had no disagreements with ACSB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of ACSB, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through the date of the Report, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

We provided ACSB with a copy of the Report before its filing with the SEC. We requested that ACSB provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements, and we received a letter from ACSB stating that it agrees with the above statements.  A copy of this letter was filed as an exhibit to the Report.

Our Audit Committee of our Board of Directors approved the appointment of Goldman Kurland Mohidin as our new independent registered public accounting firm effective as of September 1, 2010. During our two most recent fiscal years and through the date of our engagement, we did not consult with GKM regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)).

Prior to engaging GKM, GKM did not provide our Company with either written or oral advice that was an important factor considered by our Company in reaching a decision to continue the appointment of GKM as our new independent registered public accounting firm.

On September 29, 2010, we received a letter dated September 28, 2010 from GKM, informing us that they had resigned as our independent registered public accounting firm effective with the commencement of business on September 27, 2010.  No reason was given as to the cause for their resignation.

GKM was only recently appointed as our independent registered public accounting firm on September 1, 2010, and had not yet commenced providing any accounting services to us.  Accordingly, GKM had not provided any opinions, qualification or modification to our financial statements for each of the past two fiscal years nor do we have any disagreements with GKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GKM, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through the date of the Report, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

We provided GKM with a copy of this disclosure before its filing with the SEC. We requested that GKM provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements, and we received a letter from GKM stating that it agrees with the above statements.  A copy of this letter is filed as an exhibit to our Current Report on Form 8-K dated October 5, 2011.

Our Audit Committee of our Board of Directors approved the appointment of Windes & McClaughry Accountancy Corporation ("Windes") as our new independent registered public accounting firm effective as of September 30, 2010 and Windes has agreed to act as our new independent registered public accounting firm. During our two most recent fiscal years and through the date of our engagement, we did not consult with Windes regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)).

Prior to engaging Windes, Windes did not provide our Company with either written or oral advice that was an important factor considered by our Company in reaching a decision to continue the appointment of Windes as our new independent registered public accounting firm.

On April 10, 2011, the Company received notification that its principal independent accountants, Windes had resigned its engagement with the Company effective April 9, 2011. Windes’ resignation as the Company’s principal independent accountant was accepted by the Audit Committee on April 11, 2011.

The following reportable disagreements occurred within the period from Windes’ engagement through the date of its resignation, which if not resolved to the satisfaction of Windes, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

Windes had informed the Company in its resignation letter that it was no longer able to complete the audit process. Windes stated this was due in part to Management and/or the Audit Committee being non-responsive, unwilling or reluctant to proceed in good faith and imposing scope limitations on Windes’ audit procedures.

Windes also stated that Windes had lost confidence in the Board of Directors’ and the Audit Committee’s commitment to sound corporate governance and reliable financial reporting.

Prior to its resignation, Windes raised the following issues (some of which may be considered to be disagreements) encountered during the audit, including issues related to the authenticity of confirmations, a loss of confidence in confirmation procedures carried out under circumstances which Windes believed to be suspicious; issues concerning the lack of evidence of certain tour package contracts and related cash payments.

As a result, Windes had requested authority to perform additional audit procedures and the above issues to be addressed by an independent Audit Committee investigation. Windes stated in its resignation letter that, in its view, the Company was not willing to proceed in good faith with the course of action requested by Windes.  Windes also stated in its resignation letter that in its opinion, Windes believed that certain statements made by Management and the Audit Committee, between March 29, 2011 and its resignation letter, impaired its independence as it related to the Company.

We disagree with Windes’ reasons for resignation, in particular Management and/or the Audit Committee’s purported unwillingness or reluctance and/or non-responsiveness to proceed in good faith and imposition of scope limitations on Windes’ audit procedures, the Company’s purported unwillingness to proceed in good faith with courses of action requested by Windes and Management and the Audit Committee’s purported impairment of Windes’ independence in relation to the Company a result of certain statement made by them.

We believe that we have acted responsively, prudently and in good faith to address the numerous issues raised by Windes during the entire audit process. Windes disagrees. Management, the Audit Committee and Windes attempted to resolve these disagreements to no avail.

The Company has authorized Windes to respond fully to the inquiries of its successor accountant regarding the subject matter of each of such disagreements.

Windes has not provided any opinions, qualification or modification to our financial statements for each of the past two fiscal years. The Company does not have, as otherwise disclosed above, any other disagreements or reportable events as described under Item 304(a)(1) of Regulations S-K.

We provided Windes with a copy of this disclosure before its filing with the SEC. We requested that Windes provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements, and we received a letter from Windes stating that it agrees with the above statements.  A copy of this letter is filed as an exhibit to this report.

New Independent Accountants

Our Audit Committee of our Board of Directors approved the appointment of EFP Rotenberg & Co., LLP (“Rotenberg”) as our new independent registered public accounting firm effective as of April 12, 2011 and Rotenberg has agreed, subject to the Company clearing their client acceptance procedures, to act as our new independent registered public accounting firm. During our two most recent fiscal years and through the date of our engagement, we did not consult with Rotenberg regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)).

Prior to engaging Rotenberg, Rotenberg did not provide our Company with either written or oral advice that was an important factor considered by our Company in reaching a decision to continue the appointment of Rotenberg as our new independent registered public accounting firm.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Jiangping Jiang, the Company's chief executive officer, and Jing Xie, the Company's chief financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2010. Based upon that evaluation, the Company's chief executive officer and chief financial officer noted a material weakness and concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and formats. The Company's management determined that a material weakness exists with respect to the Company's disclosure controls and procedures because of: (1) an inconsistency between the acquisition dates of our five new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the Company; and (2) a deficient assessment of accelerated performance conditions related to the Company's 2009 Incentive Stock Plan. Management has since resolved to take corrective actions designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Jiangping Jiang, the Company’s chief executive officer, and Jing Xie, the Company’s chief financial officer. Based on its assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting contains material weaknesses because of: (1) an inconsistency between the acquisition dates of our five new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the Company; and (2) a deficient assessment of accelerated performance conditions related to the Company's 2009 Incentive Stock Plan. Management has since resolved to obtain additional training in U.S. GAAP guidance in acquisitions and our Incentive Stock Plan to remediate our material weakness.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal year that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following are our officers and directors. All our officers and directors,  are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

The following table sets forth certain information concerning our directors and executive officers:

Directors and Executive Officers	Position/Title	Age

Jiangping Jiang	Chief Executive Officer, Chairman	49

Jing Xie	Chief Financial Officer, Secretary and a director	29

Huijie Gao	Vice President of Corporate Finance and a director	30

Jiduan Yuan	Director	66

Lizong Wang	Director	46

Lawrence Lee	Director	46

Wenbin An	Director	71

The following is a summary of the biographical information of our directors and officers:

Jiangping Jiang, 49, has been serving as our Chairwoman and Chief Executive Officer since July 12, 2006. Prior to founding the Yu Zhi Lu Aviation Service Company, in 1998, Jiangping Jiang held positions in the airline industry and in government. From 1991 to 1998, she was the manager of Shenzhen International Airlines Agency. From 1982-1991, she served as a member of the Chongqing municipal government planning committee. From 1979 to 1982, she was employed by Chengdu airport.

Jing Xie, 29, has been serving as our director and Secretary since December 29, 2006.  Mr. Xie served briefly as our Chief Financial Officer from February 13, 2009 to August 17, 2009. From March 2005 to December 29, 2006, he served as a Deputy General Manager of Shenzhen Yu Zhi Lu Aviation Service Company Limited. Mr. Xie has a Doctor of Business Administration from People's University of China; and he graduated from Economics & Business Faculty, University of Sydney, located in Sydney, Australia, with a Bachelor of Commerce degree, major in Accounting and E-Commerce in 2005. Mr.Xie is also a member of Association of Credited Chartered Accountants.  When our ex-Chief Financial Officer, Yizhao Zhang resigned on August 16, 2010, we appointed Mr. Xie as our interim Chief Financial Officer with effect from August 17, 2010.

Huijie Gao, 30, has been our Vice President of Corporate Finance since 2005. From 2002 – 2005, he was a Senior General Accountant for Hubei Da Xin Accounting firm.  Mr. Gao is experienced in many different industries, having audited several Chinese public companies, including Shandong Yanfa Industry, Lu Neng Tai Shan Group, and etc.   Mr. Gao has a Bachelor of Economics from Wuhan University.

Jiduan Yuan, 66, is a postgraduate, senior economist and an expert with the China Civil Aviation. From 1965 to 1992 Mr. Yuan worked in the Guangzhou Civil Aviation Management Bureau, holding the positions of Transportation Service Director and Vice Chief Economist. From 1992 to 1999 he worked in the South Center Aviation Management Bureau, where his positions included Enterprise Management Director, Communist Committeeman and Vice President.

Lizong Wang, 46,  is an experienced strategic consultant with over 10 years of experience as an independent director for numerous companies, whose expertise encompasses leadership and advisory services to business and political organizations. Currently, he serves as an independent director of the Rui De Feng Agrochemical Company, Ltd. and 3NOD Co., Ltd., the first KOSDAQ Chinese company. Since 2001, he has also been serving as Secretary General of Guangdong High Tech Industry Chamber of Commerce, Deputy Secretary General of Guangdong Private Enterprise Cultural Association, and Deputy Secretary General of Shenzhen Tax Administration. In these positions, his responsibilities include providing information, financial consulting, fundraising techniques, and investment services to more than 6,000 members.

Lawrence Lee, 46, was appointed as our independent director and new audit chair on August 17, 2009. Mr. Lee is currently the managing director of the Boardroom Advisors Company Limited, a financial advisory firm. Mr. Lee served as chief financial officer of Synutra International, Inc. a NASDAQ-listed company, from October 1, 2007 to November 15, 2009. From August 1, 2004 to September 30, 2007, Mr. Lee was vice president and chief financial officer of Kasen International Holdings Limited, a public company listed on the Hong Kong Stock Exchange. Prior to that, Mr. Lee served as chief financial officer at Eagle Brand Holdings Limited, a company listed on the Singapore Stock Exchange. Mr. Lee’s experience also includes serving as a financial controller at the Korean division of Exel Plc, and serving as a senior auditor at Waste Management Inc.’s international department in London. Mr. Lee is a fellow member of the Association of Chartered Certified Accountants (ACCA). Mr. Lee received a bachelor’s degree in management and engineering from Beijing Institute of Technology, a master’s degree in economics from Renmin University of China, and a master’s degree in accounting and finance from the London School of Economics.

Wenbin An, 71, served as a diplomat for the PRC before retiring in 2002. He was deputy consul general in the PRC Consulate in Los Angeles from 1987 to 1994. In 1995, after returning to Beijing, Mr. An served as the Ministry of Foreign Affairs’ Chief Protocol for several years. During this time, Mr. An organized many high-profile events, including the Fourth World Conference on Women in Beijing in 2005, and the celebration of the handover of Hong Kong in 1997. Mr. An has accompanied PRC leaders on visits to more than thirty foreign countries. Mr. An graduated from Zhongshan University in Guangzhou where he majored in English language. Since retirement, Mr. An has served as a business consultant to several PRC companies

The officers serve at the pleasure of the Board.

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

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

Our board of directors established an audit committee in May 2007. The audit committee is responsible for (i) recommending independent accountants to the Board, (ii) reviewing our financial statements with management and the independent accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent accountants with regard to the adequacy of internal accounting controls.  Our audit committee members are Lawrence Lee, Jiduan Yuan and Lizong Wang.

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

The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans. The members of the compensation committee currently are Jiduan Yuan, Lizong Wang and Wenbin An with Jiduan Yuan as its chairman. The members of our compensation committee or their affiliates did not provide additional service to the Company or its affiliates in an amount in excess of $120,000 during the Company’s fiscal year ended December 31, 2010.

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

The purpose of the nominating committee of the board of directors is to assist the board of directors in identifying and recruiting qualified individuals to become board members and select director nominees to be presented for board and/or stockholder approval. The nominating committee will be involved evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally. The members of the nominating committee currently are Lizong Wang, Jiduan Yang and Wenbin An and Wenbin An is the chairman of the nominating committee.

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

The board and its committees held the following number of meetings during the fiscal year of 2010:

Board of Directors	10
Audit Committee	12
Compensation Committee	3
Nominating Committee	2

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2010.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis except Wenbin An was late in filing a Form 3,  and Lawrence Lee was late in filing a Form 4.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate.  These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with our business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated.  Our affiliates are in no way prohibited from undertaking such activities, and neither us nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities.  We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Our policies and procedures regarding transactions involving potential conflicts of interest are not in writing.  We understand that it will be difficult to enforce our policies and procedures and will rely and trust our officers and directors to follow our policies and procedures.  We will implement our policies and procedures by requiring the officer or director who is not in compliance with our policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended December 31, 2010 and 2009 in their capacity as such officers.  Ms. Jiang who is also the Chairwoman and director of the Company receives no additional compensation for her services in her capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jiangping Jiang	2010	$29,849	-	—	$840,253	—	—	—	$870,102
Chief Executive Officer	2009	$9,230	$1,411	—	$796,048	—	—	—	$806,689
(principal executive officer)

Huijie Gao	2010	$18,180	-	—	$10,828	—	—	—	$29,008
Vice President of Corporate Finance (1)	2009	$5,384	$461	—	$1,321	—	—	—	$7,166

Jing Xie	2010	$29,750	-	—	$19,440	—	—	—	$49,190
Secretary and a director (principal financial officer) (1)(2)	2009	$11,034	$849	—	$3,961	—	—	—	$15,844

Yizhao Zhang	2010	$41,290	-		$231,247				$272,537
Chief Financial Officer (principal financial officer)(2)	2009	$56,000	-		$172,201				$228,201

(1)	Mr. Jing Xie assumed the position of Chief Financial Officer with effect from August 17, 2010 after our former Chief Financial Officer, Yizhao Zhang resigned on August 16, 2010.
(2)	On August 16, 2010, Yizhao Zhang resigned as our Chief Financial Officer.

Outstanding Equity Awards at 2010 Fiscal Year End

In January 2009, we adopted the Universal Travel Group 2009 Incentive Stock Plan.  On January 20, 2009, we issued options to purchases 2,000,000 shares of common stock to our Chief Executive Officer, Ms. Jiangping Jiang at an exercise price of $3.84.  The remaining options to purchase 200,000 shares of common stock were issued on the same date to various employees at an exercise price of $2.70.  The term of each option was for 10 years.  The options vest in six annual equal installments. However, in the event, the Company reports an after tax Net Income of $14,000,000, $18,000,000, and $22,000,000 in its Annual Report on Form 10-K filed with the SEC for its fiscal year 2008, 2009, and 2010, respectively, then options to purchase one-third of the shares underlying the options shall vest and become immediately exercisable each year. As of the date of this Annual Report, all the 2,200,000 options to purchase our common stock under the Universal Travel Group 2009 Incentive Stock Plan have been issued and there are no longer any shares available for issuance under the said plan. As we had met the acceleration provision in 2008 and 2009, 1,466,666 options have vested, and 733,334 options are eligible to vest as we have met the acceleration provision in 2010. As part of this equity incentive plan, the Company registered with the SEC 2,200,000 shares of its common stock, at a proposed maximum offering price of $2.67 per share. There are currently 1,466,666 equity awards outstanding under the Universal Travel Group 2009 Incentive Stock Plan.

In December 2010, we adopted the Universal Travel Group 2010 Incentive Stock Plan. On December 2, 2010, we issued options to purchase 50,000 shares of common stock to our Chief Executive Officer, Ms. Jiangping Jiang at an exercise price of $6.67.  We also issued options to purchase an additional 950,000 shares of common stock on the same date to various employees and directors at an exercise price of $6.06.  The term of each option is for 10 years.  The options vest in two equal installments, the first being on the date of grant and the second on the first anniversary of grant.

There are presently 1,000,000 equity awards outstanding under the Universal Travel Group 2010 Incentive Stock Plan as of December 31, 2010.

Employment Agreements

Our Chief Financial Officer, Mr. Jing Xie’s appointment as our Chief Financial Officer is set forth in an employment agreement between Mr. Xie and us dated February 17, 2009.  Under that agreement, Mr. Xie was to receive compensation consisting of the following: (i) an annual salary of $30,000, (ii) eligibility to receive bonus compensation and stock options or other equity-based incentives as the discretion of the compensation committee of the Board of Directors, and (iii) medical and dental insurance, (iv)social insurance.

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

Director Compensation

On December 2, 2010, Mr. Wenbin An was granted an option to purchase 10,000 shares of our common stock, Mr. Huijie Gao was granted an option to purchase 30,000 shares of our common stock, Mr. Lawrence Lee was granted an option to purchase 50,000 shares of our common stock under the Universal Travel Group 2010 Incentive Stock Plan.  The options have an exercise price of $6.06 per share during the term of the optionee’s directorship and vest in two (2) equal annual installments, the first installment to be exercisable on the date of the grant, with the remaining installment becoming exercisable on the first anniversary following the date of grant. The options have a term of 10 years and may be exercised on a cashless basis.

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

The following table sets forth a summary of compensation paid to our directors in their capacity as directors during the fiscal year ended December 31, 2010:

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiduan Yuan	2010	-	-	--	$13,929	--	--	--	$13,929
Lizong Wang	2010	-	-	--	$13,929	--	--	--	$13,929
Lawrence Lee	2010	$24,000	-	--	$95,236	--	--	--	$119,236
Wenbin An	2010	$4,000	-	-	$2,217	-	-	-	$6,217

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer  and (iv) all executive officers and directors as a group as of  June 7, 2011.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock (1)

Owner of More than 5% of Class

Common Stock	George Valente 44456 N. El Macero Davis, CA 95618-1063	2,124,400	(2)	10.68%
Directors and Executive Officers
Common Stock	Jiangping Jiang 5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, People’s Republic of China 518000	5,856,580	(3)	27.55%

Common Stock	Jing Xie 5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, People’s Republic of China 518000	83,665	(5)	*

Common Stock	Huijie Gao 5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, People’s Republic of China 518000	24,408	(6)	*

Common Stock	Jiduan Yuan 5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, People’s Republic of China 518000	31,359	(7)	*

Common Stock	Lizong Wang 5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, People’s Republic of China 518000	31,359	(8)	*

Common Stock	Wenbin An 5th Floor, South Block, Building 11, Shenzhen Software Park, Zhongke 2nd Road, Nanshan District, Shenzhen, People’s Republic of China 518000	5,000	(9)	*

Common Stock	Lawrence Lee 9784 Athletic Way Gaithersburg, MD20878	35,000	(10)	*

	Officers and Directors as a group	6,067,371		30.49%
*Represents less than 1%

(1) In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on June 7, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on June 7, 2011 (19,898,235), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2) According to a Schedule 13G/A filed with the SEC on January 19, 2011 by George Valente, George Valente beneficially owns 2,124,400  shares of the Company’s common stock, with sole power to dispose or to direct the disposition of 2,124,400 shares of the Company’s common stock and sole power to vote or to direct the vote of 2,124,400 shares of the Company’s common stock.

(3) The shares reflected as beneficially owned by Jiangping Jiang represents (i) 4,000,000 shares of common stock held by Jiangping Jiang (ii) 498,246 shares of common stock acquired upon her cashless exercise of certain options and (iii) 1,358,334 shares of common stock held by Jiangping Jiang issuable upon the exercise of options that are currently exerciseable or exerciseable within 60 days. Jiangping Jiang was issued an option to purchase 2,000,000 shares of the Company’s common stock pursuant to the Company's 2009 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of January 20, 2009. The option shall become exercisable during the term of Jiangping Jiang's employment in six (6) equal annual installments of 333,333 shares each (save for the last installment of 333,335 Shares), the first installment to be exercisable on the first anniversary of the date of this option, with additional installments becoming exercisable on each of the successive periods following the initial vesting date; provided, however, that this vesting schedule shall be subject to the acceleration provisions described  in footnote 11 below. On October 15, 2009, Jiangping Jiang received 498,246 shares of common stock upon the cashless exercise of her option to purchase 666,666 shares of common stock.  On December 2, 2010, Jiangping Jiang was issued an option to purchase 50,000 shares of common stock at an exercise price of $6.67 pursuant to the Company's 2010 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of December 2, 2010. The option shall vest in two (2) equal annual installments of 25,000 shares each, the first installment to be exercisable on the date of grant, with the remaining installment becoming exercisable on the first anniversary following the date of grant. The option may be exercised on a cashless basis.

(5) Jing Xie was issued an option to purchase 20,000 shares of the Company’s common stock pursuant to the Company's 2009 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of January 20, 2009. The option shall become exercisable during the term of Jing Xie’s employment in six (6) equal annual installments of 3,333 shares each (save for the last installment of 3,335 Shares), the first installment to be exercisable on the first anniversary of the date of this option, with additional installments becoming exercisable on each of the successive periods following the initial vesting date; provided, however, that this vesting schedule shall be subject to the acceleration provisions described  in footnote 11 below. On December 2, 2010, Jing Xie was issued an option to purchase 50,000 shares of common stock at an exercise price of $6.06 pursuant to the Company's 2010 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of December 2, 2010. The option shall vest in two (2) equal annual installments of 25,000 shares each, the first installment to be exercisable on the date of grant, with the remaining installment becoming exercisable on the first anniversary following the date of grant. The option may be exercised on a cashless basis. This figure represents (i) 38,334 shares of common stock held by Jing Xie upon the exercise of options that are currently exercisable or exercisable within 60 days, (ii) on October 15, 2009, Jing Xie received 5,482 shares of common stock upon the cashless exercise of his option to purchase 6,666 shares of common stock and (iii) on December 8, 2010, he acquired 39,850 shares of our common stock.

(6) Huijie Gao was issued an option to purchase 10,000 shares of the Company’s common stock pursuant to the Company's 2009 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of January 20, 2009. The option shall become exercisable during the term of Huijie Gao’s employment in six (6) equal annual installments of 1,666 shares each (save for the last installment of 1,670 Shares), the first installment to be exercisable on the first anniversary of the date of this option, with additional installments becoming exercisable on each of the successive periods following the initial vesting date; provided, however, that this vesting schedule shall be subject to the acceleration provisions described  in footnote 11 below. On December 2, 2010, Huijie Gao was issued an option to purchase 30,000 shares of common stock at an exercise price of $6.06 pursuant to the Company's 2010 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of December 2, 2010. The option shall vest in two (2) equal annual installments of 15,000 shares each, the first installment to be exercisable on the date of grant, with the remaining installment becoming exercisable on the first anniversary following the date of grant. This figure represents (i) 21,667 shares of common stock held by Huijie Gao upon the exercise of options that are currently exercisable or exercisable within 60 days, and (ii) on October 15, 2009, Huijie Gao received 2,741 shares of common stock upon the cashless exercise of his option to purchase 3,333 shares of common stock.

(7) Jiduan Yuan was issued an option to purchase 33,333 shares of the Company’s common stock pursuant to the Company's 2009 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of January 20, 2009. The option shall become exercisable during the term of Jiduan Yuan's employment in six (6) equal annual installments of 5,555 shares each (save for the last installment of 5,558 Shares), the first installment to be exercisable on the first anniversary of the date of this option, with additional installments becoming exercisable on each of the successive periods following the initial vesting date; provided, however, that this vesting schedule shall be subject to the acceleration provisions described  in footnote 11 below. This figure represents (i) 22,222 shares of common stock held by Jiduan Yuan upon the exercise of options that are currently exercisable or exercisable within 60 days, and (ii) on October 15, 2009, Jiduan Yuan received 9,137 shares of common stock upon the cashless exercise of his option to purchase 11,111 shares of common stock.

(8) Lizong Wang was issued an option to purchase 33,333 shares of the Company’s common stock pursuant to the Company's 2009 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of January 20, 2009. The option shall become exercisable during the term of Lizong Wang’s employment in six (6) equal annual installments of 5,555 shares each (save for the last installment of 5,558 Shares), the first installment to be exercisable on the first anniversary of the date of this option, with additional installments becoming exercisable on each of the successive periods following the initial vesting date; provided, however, that this vesting schedule shall be subject to the acceleration provisions described  in footnote 11 below. This figure represents (i) 22,222 shares of common stock held by Lizong Wang upon the exercise of options that are currently exercisable or exercisable within 60 days, and (ii) on October 15, 2009, Lizong Wang received 9,137 shares of common stock upon the cashless exercise of his option to purchase 11,111 shares of common stock.

(9) On October 11, 2010, Wenbin An was appointed our director. In connection with the appointment, as part of compensation for services, he shall receive certain options to purchase common stock of the Company. Pursuant to the 2010 Incentive Stock Plan and the Nonstatutory Stock Option Agreement dated as of December 2, 2010, he was granted an option to purchase 10,000 shares of the Company's common stock at a price of $6.06 per share. The option shall become exercisable during the term of his directorship in two (2) equal annual installments of 5,000 shares each, the first installment to be exercisable on the date of grant, with the remaining installment becoming exercisable on the first anniversary following such grant. The option may be exercised on a cashless basis.

(10) On August 17, 2009, Lawrence Lee was appointed a director of the Company. Pursuant to an appointment letter between the Company and Lawrence Lee, on September 1, 2009, Lawrence Lee was granted an option to purchase 10,000 shares of common stock at an exercise price equivalent to the closing price per share of common stock on the date of the grant, which option shall be exercisable one year from the date of grant. On December 2, 2010, Mr. Lee was issued an option to purchase 50,000 shares of common stock at an exercise price of $6.06 pursuant to the Company's 2010 Incentive Stock Plan and the Incentive Stock Option Agreement dated as of December 2, 2010. The option shall vest in two (2) equal annual installments of 25,000 shares each, the first installment to be exercisable on the date of grant, with the remaining installment becoming exercisable on the first anniversary following the date of grant. This figure represents 35,000 shares of common stock held by Lawrence Lee upon the exercise of options that are currently exercisable or exercisable within 60 days.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except for the ownership of our securities, none of the directors, executive officers, holders of more than five percent of the Company’s outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction occurred in the fiscal year of 2010 or proposed transaction which may materially affect the Company.

Director Independence

Our directors Wenbin An, Jiduan Yuan, Lizong Wang, and Lawrence Lee qualify as independent directors under the NYSE corporate governance rules.

Item 14. Principal Accounting Fees and Services.

On June 30, 2009, our prior independent registered public accounting firm, Morgenstern, Svoboda & Baer CPA (“Morgenstern”) resigned and on the same day, we appointed Acqavella, Chiarelli, Shuster, Berkower & Co., LLP (“ACSB”) as our new independent registered public accounting firm.

On September 1, 2010, we dismissed ACSB and appointed Goldman Kurland Mohidin (“GKM”) as our new independent registered public accounting firm.

On September 29, 2010, we received a letter dated September 28, 2010 from GKM, informing us that they had resigned as our independent registered public accounting firm effective with the commencement of business on September 27, 2010.  Because GKM was only appointed as our independent registered public accounting firm on September 1, 2010, and had not yet commenced providing any accounting services to us, we did not pay GKM any fees.  On the same date, we appointed Windes & McClaughry Accountancy Corporation ("Windes") as our new independent registered public accounting firm effective as of September 30, 2010. Windes resigned as our independent registered public accounting firm on April 9, 2011 and on April 14, 2011, we appointed EFP Rotenberg & Co, LLP  (EFPR) to replace it as our new independent registered public accounting firm.

Our Audit Committee annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. Our Audit Committee has considered the role of Windes in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services, if any, was compatible with the maintenance of such firm's independence in the conduct of its auditing functions.

During fiscal years 2009 and 2010, the aggregate fees which we paid to or were billed by Morgenstern, ACSB, Windes and EFPR (“TPC”) for professional services were as follows:

	Fiscal year ended December 31,
	2009	2009	2010	2010	2010
	Morgenstern	ACSB	ACSB	Windes	EFPR

Audit fees	$0	$120,000		$240,000	$350,000
Audit-related fees	$56,000	$28,000	$68,000
Tax fees	$0	$7,000	$3,500
All other fees		$0	$140,000		$37,500

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Footnote	Exhibit No.	Description
(1)	2.1	Agreement and Plan of Merger between TAM of Henderson, Inc. and the Company.
(2)	3.1	Articles of Incorporation
(3)	3.2	By-laws
(4)	3.3	Articles of Merger between TAM of Henderson, Inc. and Company
(5)	3.4	Amended and Restated Articles of Incorporation, changing our name from Tam of Henderson, Inc. to Universal Travel Group
(6)	4.1	Universal Travel Group 2009 Incentive Stock Plan
(19)	4.2	Universal Travel Group 2010 Incentive Stock Plan
(7)	10.1	Termination Agreement between Xiangsheng Song, Shenzhen Speedy Dragon Enterprise Limited and Universal Travel Group dated June 12, 2009.
(8)	10.2	Waiver Agreement dated July 20, 2009 between Company and its investors under that certain Securities Purchase Agreement dated August 28, 2008.
(9)	10.3	Make Good Securities Escrow Supplement Agreement dated August 10, 2009 between Company and its investors under that certain Securities Purchase Agreement dated August 28, 2008.
(10)	10.4	Agreement to Amend Warrants dated August 10, 2009 between Company and its investors under that certain Securities Purchase Agreement dated August 28, 2008.
(11)	10.5	Form of Subscription Agreement between Company and its investors dated December 10, 2009.
(12)	10.6	Form of Subscription Agreement between Company and its investors dated December 10, 2009.
(13)	10.7	Placement Agent Agreement between Company and Brean Murray, Carret & Co., LLC dated December 10, 2009.
	10.8	Form of Franchise Agreement
(14)	10.9	Acquisition Agreement dated June 28, 2010 between Kunming Business Travel Agency Co., Ltd., Liao Wei, Liao Qing, Wu Ling, Liu Hong and Shenzhen Universal Travel Agency Co. Ltd.
(15)	10.10	Acquisition Agreement dated June 28, 2010 between Shanxi Jinyang Travel Agency Co., Ltd, Yan Chengrong, Yan Hongxia and Shenzhen Universal Travel Agency Co. Ltd.
(16)	10.11	Acquisition Agreement dated March 29, 2010 between Sun Qingdong, Wang Liyun, Hebei Tianyuan International Travel Agency Co., Ltd. and Shenzhen Universal Travel Agency Co. Ltd.
(17)	10.12	Acquisition Agreement dated March 29, 2010 between Jin Yan, Li Yan, Zhengzhou Yulongkang Travel Agency Co., Ltd and Shenzhen Universal Travel Agency Co. Ltd.
(18)	10.13	Acquisition Agreement dated March 26, 2010 between Yang Jing, Wang Zhong, Huangshan Holiday Travel Service Co., Ltd and Shenzhen Universal Travel Agency Co. Ltd.
	21.1	List of Subsidiaries
	23.1	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 20, 2006.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10SB12G filed on September 6, 2005.
(3)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10SB12G filed on September 6, 2005.
(4)	Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 27, 2006.

(5)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 23, 2006.
(6)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-156804) declared effective on January 20, 2009.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2009.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2009.
(9)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009.
(10)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 10, 2009.
(11)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2009.
(12)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2009.
(13)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 16, 2009.
(14)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2010.
(15)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2010.
(16)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2010.
(17)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 29, 2010.
(18)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2010.
(19)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TRAVEL GROUP

By:	/s/Jiangping Jiang
Jiangping Jiang
Chief Executive Officer (principal executive officer)
Date: June 7, 2011

By:	/s/Jing Xie
Jing Xie
Chief Financial Officer (principal accounting and financial officer)
Date: June 7, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/Jiangping Jiang	June 7, 2011
By: Jiangping Jiang
Chief Executive Officer and Director
(principal executive officer)

/s/Jing Xie	June 7, 2011
By: Jing Xie
Chief Financial Officer (principal accounting and financial officer)

/s/Jing Xie	June 7, 2011
By: Jing Xie
Secretary and a director

/s/Huijie Gao	June 7, 2011
By: Huijie Gao
Vice President of Corporate Finance and a director

/s/Wenbin An	June 7, 2011
By: Wenbin An
Director

/s/Jiduan Yuan	June 7, 2011
By: Jiduan Yuan
Director

/s/Lizong Wang	June 7, 2011
By: Lizong Wang
Director

/s/Lawrence Lee	June 7, 2011
By: Lawrence Lee
Director