Form 10-K/A
period 2010-12-31
UNIVERSAL TRAVEL GROUP
filed 2011-07-21
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

Commission File Number: 001-34284

UNIVERSAL TRAVEL GROUP
(Exact name of registrant as specified in its charter)

Nevada	90-0296536
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

9F, Building A, Rongchao Marina Bay Center
NO. 2021 Haixiu Road, Bao’an District, Shenzhen People’s Republic of China 518133
(Address of principal executive offices) (Zip Code)

86-755-836-68489
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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2010 was approximately $69,812,746.08 (9,919,522 shares of common stock)  based upon the closing price of the common stock as quoted by NYSE on such date.

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

EXPLANATORY NOTE

This amendment (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Report”) is being filed to include the audit report of Acquavella, Chiarelli, Shuster, Berkower& Co., LLP for the Company for the fiscal year ended December 31, 2009, which was inadvertently omitted from the original filing of our Report on June 8, 2011.

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

Item 8. Financial Statements and Supplementary Data.

The below audit report of Acquavella, Chiarelli, Shuster, Berkower& Co., LLP shall follow the audit report of EFP Rotenberg, LLP on page F-1 of our Report.

ACSB Acquavella, Chiarelli, Shuster, Berkower& Co., LLP
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

/s/Acquavella, Chiarelli, Shuster, Berkower& Co., LLP

Certified Public Accountants

New York, N.Y.
February 22, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 21, 2011	Universal Travel Group

	By:	/s/ Jiangping Jiang
Jiangping Jiang
Chairwoman and Chief Executive Officer

By:	/s/ Jing Xie
Jing Xie
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/Jiangping Jiang	July 21, 2011
By: Jiangping Jiang
Chief Executive Officer and Director

/s/Jing Xie	July 21, 2011
By: Jing Xie
Chief Financial Officer and Director

/s/HuijieGao	July 21, 2011
By: HuijieGao
Vice President of Corporate Finance and Director

/s/Wenbin An	July 21, 2011
By: Wenbin An
Director

/s/Jiduan Yuan	July 21, 2011
By: Jiduan Yuan
Director

/s/Lizong Wang	July 21, 2011
By: Lizong Wang
Director

/s/Lawrence Lee	July 21, 2011
By: Lawrence Lee
Director