Form 10-Q/A
period 2010-03-31
UNIVERSAL TRAVEL GROUP
filed 2011-07-22
CIK 1336644

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) hereby amends our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, previously filed with the Securities and Exchange Commission (the “Commission’) on May 11, 2010 (the “Original Filing”). This Amendment is being filed mainly to reclassify and restate certain line items on the March 31, 2010 unaudited consolidated financial statements.

In this Amendment, the Company has

•	Reclassified cash restricted by local travel bureau from cash and cash equivalent to restricted cash;
•
Restated goodwill, intangible assets, deferred tax liabilities, and retained earnings due to an inconsistency between the acquisition dates of three new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the Company;

•	Reclassified business tax and levies from selling expenses and COGS to revenues;
•	Reclassified commission paid to retail air ticketing agencies from selling expenses to COGS;
•
Restated overstated net income $543,406, revenues $5,704,228, and expenses due to an inconsistency between the acquisition dates of three new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the Company;

•
Restated overstated retained earnings $543,406 due to an inconsistency between the acquisition dates of three new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the company;

•	Reclassified the revenue and cost of services of hotel reservation business in Huangshan Holiday Travel Service Co., Ltd. from packaged tours segment to hotel reservation segment;
•	Reclassified the revenue and cost of services of packaged tours business in Chongqing Travel World E-Business Co., Ltd. from air ticketing segment to packaged tours segment; and
•	Restated the corresponding line items on the consolidated statements of cash flows, as result of above reclassifications and restatement.

Pursuant to the above reclassification and restatements, we have also revised our disclosure under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment, except as required to reflect the effects of the restatement. Accordingly, this Amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

FORM 10-Q/A
UNIVERSAL TRAVEL GROUP

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

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountant
New York, N.Y.
May 10, 2010

UNIVERSAL TRAVEL GROUP
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010	December 31, 2009
	Unaudited Restated	Restated
ASSETS
Cash and cash equivalents	$37,660,201	$36,574,741
Restricted cash	172,871	102,681
Accounts receivable, net	18,832,395	17,321,174
Other receivables and deposits, net	1,282,919	257,907
Trade deposit	10,580,801	9,775,735
Advances	439,504	440,063
Prepaid expenses	49,076	216,727
Note receivable	738,457	1,711,392
Acquisition deposits	-	4,077,921
Total Current Assets	69,756,224	70,478,341

Property, plant & equipment, net	5,465,481	4,992,677
Intangible assets	2,334,377	339,240
Goodwill	18,921,485	9,896,270
Total Noncurrent Assets	26,721,343	15,228,187
Total Assets	$96,477,567	$85,706,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$8,187,468	$2,615,730
Customer deposits	1,555,445	2,000,117
Income tax payable	1,299,373	1,654,475
Total Current Liabilities	11,042,286	6,270,322
Derivative liability	1,705,868	1,815,319
Deferred tax liabilities	495,589	-
Total Liabilities	13,243,743	8,085,641

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 16,930,218 and 16,714,457 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	16,929	16,714
Additional paid in capital	40,043,651	37,671,645
Statutory reserve	570,329	372,144
Retained earnings	41,461,686	37,915,251
Accumulated other comprehensive income	1,141,229	1,645,133
Total Stockholders' Equity	83,233,824	77,620,887
Total Liabilities and Stockholders' Equity	$96,477,567	$85,706,528

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TRAVEL GROUP
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31,

	March 31, 2010	March 31, 2009
	Restated
Gross revenues,	$20,425,779	$15,421,993
Cost of services	14,169,485	10,306,052
Gross Profit	6,256,294	5,115,941

Selling, general and administrative expenses	1,565,987	876,929

Income from operations	4,690,307	4,239,012

Other income (expense)
Other income	3,554	3,828
Gain on change in fair value of derivative liabilities	109,451	113,265
Interest income	22,189	10,939
Total other income	135,194	128,032
Income before income taxes - continuing operation	4,825,501	4,367,044

Provision for income taxes	1,279,066	1,117,196
Net Income - continuing operation	3,546,435	3,249,848

Income from discontinued operations	-	131,693
Net income (loss) from discontinued operation	-	131,693

Net Income	$3,546,435	$3,381,541

Net income per common share - continuing operation
Basic	$0.21	$0.23
Diluted	$0.20	$0.23

Net income per common share - discontinued operation
Basic	$-	$0.01
Diluted	$-	$0.01

Weighted average common shares outstanding
Basic	16,822,339	13,873,969
Diluted	18,019,257	13,885,722

Net income	$3,546,435	$3,249,848
Translation	(503,904)	34,707
Comprehensive income	$3,042,531	$3,284,555

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2010	2009
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,546,435	$3,249,850
Add (deduct):
Net income (loss) from discontinued operations	-	131,693
Income from continuing operations	3,546,435	3,381,543
Add (deduct):
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	301,104	84,656
Provision for doubtful accounts	24,931	9,205
Stock based compensation	336,632	165,000
Gain on change in fair value of derivative liabilities	(109,451)	(113,265)
(Increase) / decrease in assets:
Restricted cash	(70,190)	-
Accounts receivable	(1,365,395)	(2,279,625)
Other receivable	(392,698)	(176,658)
Advances	559	(513)
Prepaid expenses	199,876	123,111
Trade deposits	(796,862)	2,003,342
Escrow deposits	-	600,499
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	5,167,468	718,269
Customer deposits	(456,392)	366,025
Income tax payable	(589,990)	(784,295)
Deferred tax liabilities	495,589	-
Net cash provided by continuing operations	6,291,615	4,097,294
Net cash provided by discontinued operations	-	92,516
Net cash provided by operating activities	6,291,615	4,189,810

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(619,616)	(1,260,398)
Purchase of intangibles	(29,298)	-
Proceeds from collection of notes	972,935	-
Acquisition deposits	4,077,921	-
Paid for acquisition – net of cash acquired	(9,354,457)	-
Net cash (used in) continuing operations	(4,952,515)	(1,260,398)
Net cash (used in) discontinued operations	-	-
Net cash (used in) continuing operations	(4,952,515)	(1,260,398)

Effect of exchange rate changes on cash and cash equivalents	(253,640)	37,334

Net change in cash and cash equivalents	1,085,460	2,966,746
Cash and cash equivalents, beginning balance	36,574,741	16,204,531
Cash and cash equivalents, ending balance	$37,660,201	$19,171,277

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$-	$-
Income taxes	$1,354,660	$1,929,630
Other non-cash transactions
Purchased goodwill	$(9,025,215)	$-
Purchased intangible assets	(1,982,354)	-
Fair value of assets purchased less cash acquired	(382,477)	-
Acquisition financed with stock issuance	2,035,589	-
Acquisition paid for with cash – net of acquired	$(9,354,457)	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2009

			Additional			Other	Total
			Paid In	Statutory	Retained	Comprehensive	Stockholders’
		Amount	Capital	Reserve	Earnings	Income	Equity

Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$372,144	$26,633,573	$1,520,166	$44,400,872

Restated
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009			(2,091,738)		536,777		(1,554,961)
Stock based compensation – Net of warrants exercise	41,120	42	1,154,367				1,154,409
Fair market value Of treasury stock received and retired	(238,095)	(239)	(2,780,711)				(2,780,950)
Warrants exercised	235,569	236	6,571,594				6,571,830
Options cashless exercised	576,372	577	(577)				-
Option cash exercised	3,300	3	9,567				9,570
Stock issued for cash net of offering costs	2,222,222	2,222	18,948,027				18,950,249
Income for the year ended December 31, 2009					10,744,901		10,744,901
Foreign currency translation adjustments						124,967	124,967

Balance December 31, 2009 (restated)	16,714,457	16,714	37,671,645	372,144	37,915,251	1,645,133	77,620,887
Stock based compensation			336,632				336,632
Stock issued for acquisitions	215,761	215	2,035,374	198,185			2,233,774
Income for the three months ended March 31, 2010					3,546,435		3,546,435
Foreign currency translation adjustments						(503,904)	(503,904)

Balance March 31, 2010 (restated)	16,930,218	$16,929	$40,043,651	$570,329	$41,461,686	$1,141,229	$83,233,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Restricted Cash

Restricted cash of $172,871 and $102,681 as of March 31, 2010 and December 31, 2009, respectively, consists of cash deposited in bank required and hold by Providence Travel Bureaus.

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Furniture and Fixtures	5 years
Transportation equipment	5 years
Office equipment	5 years
Leasehold Improvements	5 – 10 years

 As of March 31, 2010 and December 31, 2009, Property & Equipment of consist of the following:

	March 31,2010	December 31,2009
Furniture & fixtures	$52,600	$23,560
Transportation equipment	237,672	150,232
Office equipment	4,856,620	4,146,637
Leasehold improvements	1,439,270	1,385,481
	6,586,162	5,705,910
Accumulated depreciation	(1,120,681)	(713,233)
	$5,465,481	$4,992,677

Depreciation expense for the three months ended March 31, 2010 and 2009 was $284,589 and $60,082, respectively, of which $48,192 and $54,074 was included as part of cost of services for the three months ended March 31, 2010 and 2009, respectively.

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill (Continued)

As of March 31, 2010 and December 31, 2009, Goodwill consists of the following:
	March 31, 2010 Restated	December 31,2009
Shanghai Lanbao Travel Service Co., Ltd.	$3,081,799	$3,081,799
Foshan International Travel Service Co., Ltd.	6,049,576	6,049,576
Xian Golden Net Travel Serve Services Co.,Ltd	764,895	764,895
Zhengzhou Yulongkang Agency Co., Ltd	3,812,004	-
Hebei Taiyuan Travel Agency Co., Ltd	3,320,700	-
Huangshan Holiday Travel Service Co., Ltd	1,892,511	-
	$18,921,485	$9,896,270

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

Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815. On January 1, 2009, the warrants, under ASC 815, were reclassified from equity to derivative liability at its fair market value of $2,091,738 and marked to market. The values of the warrants were decreased by $536,777 from the warrants issuance date to the adoption date of ASC 815 on January 1, 2009. As of January 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $2,091,738 to reclassify the warrants from equity to derivative liability and an increase in retained earnings of $536,777 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009. For the three month ended March 31, 2010, the Company recorded a gain on change in fair value of derivative liability of $109,451 to mark to market for the increase in fair value of the warrants during the three months ended March 31, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period. As of March 31, 2010 and 2009, there were warrants outstanding to purchase 227,151 and 764,785 shares of common stock related to the derivative liabilities - warrants.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The Company determined the fair value of the reset provisions at March 31, 2010 was $1,705,868. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 117%, risk free rate: 2.55%, expected term: 3.41years.

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

The Company had four types of revenue stream from its four lines of businesses, namely (i) air-ticketing (Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Universal Travel E-Commerce Co., Ltd.), (ii) hotel reservations (Shanghai Lanbao Travel Service Co., Ltd.), (iii) packaged tours (Foshan Overseas International Travel Service Co., Ltd., Xian Golden Net Travel Serve Services Co., Ltd. and Shenzhen Universal Travel Agency Co., Ltd.) and (iv) air cargo agency services (Shenzhen Speedy Dragon Enterprises Ltd.).  On June 12, 2009, the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Ltd. Accordingly the Company has accounted for Shenzhen Speedy Dragon Enterprise Ltd, its air cargo agency services as a discontinued operation (see Note 2 Discontinued Operations).  Effective June 12, 2009, the Company has three types of revenue stream from its current three lines of businesses.

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cost of Services

Costs of services for air tickets cover mainly revenue related commissions paid to retail agents.  Costs of services for hotel reservations cover mainly commissions paid to the sales agents for selling hotel rooms in the Company’s system.  Costs of services for the cargo agency business mainly include the costs of warehousing and delivery charges.  Costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Services (Continued)

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

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The Company’s intangible assets consist primarily of map of hotels and scenic spots used for marketing purposes, CRM systems software, and Organization cost of new companies. These definitive lived intangible assets are being amortized over their useful lives.  Expenditures of $29,298 and $0 were capitalized for the three months ended March 31, 2010 and 2009 and will be amortized over a 5 year life.  In conjunction the acquisitions during the three months ended March 31, 2010, the Company capitalized $1,982,354 of Identifiable Intangible Assets, which are being amortized over 5 years. The Company recorded amortization expense for intangible assets of $16,515 and $27,201, for the three months ended March 31, 2010 and 2009, respectively. The Company will record approximately $68,013, $68,013, and $68,013 over the next three years, respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three months ended March 31,
	2010	2009
	Restated	Restated
Basic earnings from continuing operations per share:
Numerator:
Income from continuing operations used in computing basic earnings per share	$3,546,435	$3,249,848
Income from continuing operations applicable to common shareholders	$3,546,435	$3,249,848
Denominator:
Weighted average common shares outstanding	16,822,339	13,873,969
Basic earnings (losses) per share from continuing operations	$0.21	$0.23
Diluted earnings per share from continuing operations:
Numerator:
Income from continuing operations used in computing diluted earnings (losses) per share	$3,546,435	$3,249,848
Income from continuing operations applicable to common shareholders	$3,546,435	$3,249,848
Denominator:
Weighted average common shares outstanding	16,822,339	13,873,969
Weighted average effect of dilutive securities:
Stock options and warrants	1,196,918	11,753.00
Shares used in computing diluted net income per share	18,019,257	13,885,722
Diluted earnings per share from continuing operations	$0.20	$0.23
Basic earnings from discontinued operations per share:
Numerator:
Income from discontinued operations used in computing basic earnings per share	$-	$131,693
Income from discontinued operations applicable to common shareholders	$-	$131,693
Denominator:
Weighted average common shares outstanding	16,822,339	13,873,969
Basic earnings per share from discontinued operations	$-	$0.01
Diluted earnings per share from discontinued operations:
Numerator:
Income from discontinued operations used in computing diluted earnings (losses) per share	$-	$131,693
Income from discontinued operations applicable to common shareholders	$-	$131,693
Denominator:
Weighted average common shares outstanding	16,822,339	13,873,969
Weighted average effect of dilutive securities:
Stock options and warrants	1,196,918	11,753
Shares used in computing diluted net income (loss) per share	18,019,257	13,885,722
Diluted losses(earnings) earnings per share from discontinued operations	$-	$0.01
Total net income per common share
Basic	$0.21	$0.24
Diluted	$0.20	$0.24

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 3 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by Airlines and deposits. As of March 31, 2010 and December 31, 2009 the Company had paid $10,580,801 and $9,775,735 as trade deposits respectively.

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 - INCOME TAXES

The Company through its primary operating subsidiary, Shenzhen Yuzhilu Aviation Service Co., Ltd. (“YZL”), is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred accumulated net operating losses for income tax purposes. YZL is subject to the PRC Enterprise Income Tax (EIT) at a statutory rate of 22% and 20% for tax years ending 2010 and 2009, respectively. However, other PRC operating subsidiaries have a statutory rate of 25%. The following is components of income tax expense for the three months ended March 31, 2010 and 2009.
	March 31,	March 31,
	2010	2009
Current income tax expense	$1,279,066	$1,117,196
Actual effective tax rate	26.51%	25.58%

The Company recognized deferred tax liabilities and recorded a corresponding entry to goodwill from acquired identified intangible assets of three new acquisitions in March 2010. As of March 31, 2010, deferred tax liabilities recognized from acquired identifiable intangibles are $495,589.

Management evaluates tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities. Uncertain tax positions are reviewed and adjusted accordingly based on new facts and circumstances or change in tax laws. As of March 31, 2010, there is no impact on the results of operations related to uncertain tax positions of the Company

Note 6 – COMMITMENTS

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

Note 7 – COMMON STOCK

On March 29, 2010 the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Zhengzhou Yulongkang Travel agency Co. Ltd (“ZYT”) for a cash and stock transaction valued at approximately US$5.7 million in aggregate.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 7 – COMMON STOCK (CONTINUED)

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

On March 26, 2010 the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Huangshan Holiday Travel Service Co., Ltd (“HHT”) for a cash and stock transaction valued at approximately US$2.9 million in aggregate.

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 7 – COMMON STOCK (CONTINUED)

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

On March 29, 2010 the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Hebei Tianyuan Travel Agency Co., Ltd (“HTT”) for a cash and stock transaction valued at approximately US$4.4 million in aggregate.

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

On August 6, 2007 the Company consummated the acquisition of a 100% interest in Xian Golden Net Travel Serve Services, Inc. (“XGN”) for a cash and stock transaction valued at approximately US$1.8 million in aggregate. This amount is included in the cost of net assets and goodwill purchased.

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 7 – COMMON STOCK (CONTINUED)

On August 8, 2007, the Company consummated the acquisition of a 100% interest in Shanghai Lanbao Travel Services Co., Ltd. (“SLB”) for a cash and stock transaction valued at approximately US$3.92 million in aggregate. This amount is included in the cost of net assets and goodwill purchased.

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

On September 20, 2007, the Company consummated the acquisition of a 100% interest in Foshan Overseas International Travel Service Co., Ltd. (“FOI”) for a cash and stock transaction valued at approximately US$6.5 million in aggregate. This amount is included in the cost of net assets and goodwill purchased.

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 8 – STOCK WARRANTS, OPTIONS, AND COMPENSATION

On January 20, 2009, pursuant to the Securities Purchase agreement entered into on August 28, the Company enacted the Universal Travel Group 2009 Incentive Stock Option Plan which entitles the grant of up to 2,200,000 shares of common stock of Universal Travel Group, par value $0.001 to certain employees of the Company either as stock or stock options. The options are exercisable until January 19, 2019, with a vesting period of six years. Average purchase price for the options is $3.74 per share. The options were valued using the Black-Scholes option-pricing model on the date of grant. The total fair market value at grant date is $5,479,222 based on the following assumptions: dividend yield: 0%; volatility:127.94%, risk free rate: 2.35%, expected term: 10 years..

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

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2009	1,603,888	$2.70–11.25	7.42-8.67yrs	-
Outstanding, March 31, 2010	1,600,588	$-	-	-

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 9 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of March 31, 2010 and December 31, 2009 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance December 31, 2008	$1,520,166	$1,520,166
Changes for year ended December 31, 2009	124,967	124,967
Balance December 31, 2009	1,645,133	1,645,133
Changes for the three months ended March 31, 2010	(503,904)	(503,904)
Balance at March31, 2010 (Restated)	$1,141,229	$1,141,229

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

Note 12 - SEGMENT INFORMATION

Pursuant to ASC 280 the Company operates and discloses three reportable segments: air ticketing, hotel reservation and packaged tours. Substantially all of the Company’s revenues and long-lived assets are in Peoples Republic of China.

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

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd. Our hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd and Huangshan Holiday Travel Service Co., Ltd. Our packaged tours segment relates to Chongqing Travel World E-Business Co., Ltd, Foshan International Travel Service Co., Ltd, Xi’an Golden Net Travel Serve Service Company Limited, Shenzhen Travel World Travel Agency Co., Ltd, Hebei Tianyuan Travel Agency Co., Ltd, Zhengzhou Yulongkang Travel Agency Co., Ltd, and Huangshan Holiday Travel Service Co., Ltd. Management monitors these segments regularly to make decisions about resources to be allocated to the segment and assess its performance.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 12 - SEGMENT INFORMATION (CONTINUED)

The following tables’ present summarized information by segment:
	Air	Hotel	Packaged
	Ticketing	Reservation	Tours	Other		Total
	Three Months Ended March 31, 2010 (Restated)
Revenue, net	$3,905,975	$3,030,106	$13,489,698		$-	$20,425,779
Cost of services	$1,367,871	$998,417	$11,803,197		$-	$14,169,485
Gross profit	$2,538,104	$2,031,689	$1,686,501		$-	$6,256,294
Income from operations	$1,768,126	$1,994,178	$1,535,358		$(607,355)	$4,690,307
Depreciation & Amortization	$297,846	$439	$2,819	$		$301,104
Asset expenditures	$608,210	$-	$11,406		$-	$619,616
Total assets	$61,797,751	$6,065,249	$23,590,476		$5,024,091	$96,477,567
	Three Months Ended March 31, 2009
Revenue, net	$2,751,128	$2,516,831	$10,154,034		$-	$15,421,993
Cost of services	$869,988	$773,463	$8,662,601		$-	$10,306,052
Gross profit	$1,881,140	$1,743,368	$1,491,433		$-	$5,115,941
Income from operations	$1,574,790	$1,699,296	$1,385,861		$(420,935)	$4,239,012
Depreciation & Amortization	$79,629	$1,061	$3,966		$-	$84,656
Asset expenditures	$1,260,398	$-	$-		$-	$1,260,398
Total assets	$28,210,039	$8,294,048	$10,547,861		$2,933,005	$49,984,953

Note 13 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has reclassified and restated certain line items on the March 31, 2010 unaudited consolidated financial statements.

Consolidated balance sheet
•	Reclassified cash restricted by local travel bureau from cash and cash equivalent to restricted cash;
•
Restated goodwill, intangible assets, deferred tax liabilities, and retained earnings due to an inconsistency between the acquisition dates of three new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the company;

Consolidated statement of income and comprehensive income
•	Reclassified business tax and levies from selling expenses and COGS to revenues;
•	Reclassified commission paid to retail air ticketing agencies from selling expenses to COGS;
•
Restated overstated net income $543,406, revenues $5,704,228, and expenses due to an inconsistency between the acquisition dates of three new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the company ;

Consolidated Stockholders Equity
•
Restated overstated retained earnings $543,406 due to an inconsistency between the acquisition dates of three new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the company;

Consolidated statement of cash flows
•	As a result of above reclassifications and restatement, the corresponding line items on the consolidated statements of cash flows have been restated.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 13 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Segment information
•	Reclassified the revenue and cost of services of hotel reservation business in Huangshan Holiday Travel Service Co., Ltd from packaged tours segment to hotel reservation segment.
•	Reclassified the revenue and cost of services of packaged tours business in Chongqing Travel World E-Business Co., Ltd from air ticketing segment to packaged tours segment.

The following table summarizes the effects of the reclassifications and restatements on the previously issued consolidated balance sheet As of March 31, 2010 (restated):
	As of March 31, 2010
	As restated	As previously reported	Changes Inc/(Dec)
ASSETS
Cash and cash equivalents	$37,660,201	$37,833,072	$(172,871)
Restricted cash	172,871	-	172,871
Accounts receivable, net	18,832,395	18,832,395	-
Other receivables and deposits, net	1,282,919	1,282,919	-
Trade deposit	10,580,801	10,580,801	-
Advances	439,504	439,504	-
Prepaid expenses	49,076	49,076	-
Note receivable	738,457	738,457	-
Total Current Assets	69,756,224	69,756,224	-

Property, plant & equipment, net	5,465,481	5,465,481	-
Intangible assets	2,334,377	2,235,259	99,118
Goodwill	18,921,485	19,155,866	(234,381)
Total Noncurrent Assets	26,721,343	26,856,606	(135,263)
Total Assets	$96,477,567	$96,612,830	$(135,263)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$8,187,468	$8,187,468	$-
Customer deposits	1,555,445	1,555,445	-
Income tax payable	1,299,373	1,299,373	-
Total Current Liabilities	11,042,286	11,042,286	-
Derivative liability	1,705,868	1,705,868	-
Deferred tax liabilities	495,589	-	495,589
Total Liabilities	13,243,743	12,748,154	495,589

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 16,930,218 and 16,714,457 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	16,929	16,929	-
Additional paid in capital	40,043,651	40,043,651	-
Other comprehensive income	1,141,229	1,228,675	(87,446)
Statutory reserve	570,329	570,329	-
Retained earnings	41,461,686	42,005,092	(543,406)
Total Stockholders' Equity	83,233,824	83,864,676	(630,852)
Total Liabilities and Stockholders' Equity	$96,477,567	$96,612,830	$(135,263)

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 13 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the effects of the reclassifications and restatements on the previously issued consolidated income and comprehensive income for the three months ended March 31, 2010 (restated):
	For the three months ended March 31, 2010
	As restated	As previously reported	Changes Inc/(Dec)

Gross revenues,	$20,425,779	$26,130,007	$(5,704,228)
Cost of services	14,169,485	17,628,033	(3,458,548)
Gross Profit	6,256,294	8,501,974	(2,245,680)

Selling, general and administrative expenses	1,565,987	3,063,641	(1,497,654)

Income from operations	4,690,307	5,438,333	(748,026)

Other income (expense)
Other income	3,554	3,554	-
Gain on change in fair value of derivative liabilities	109,451	109,451	-
Interest income	22,189	23,631	(1,442)
Total other income	135,194	136,636	(1,442)
Income before income taxes - continuing operation	4,825,501	5,574,969	(749,468)

Provision for income taxes	1,279,066	1,485,128	(206,062)

Net Income	$3,546,435	$4,089,841	$(543,406)

Net income per common share
Basic	$0.21	$0.24	$(0.03)
Diluted	$0.20	$0.23	$(0.03)

Weighted average common shares outstanding
Basic	16,822,339	16,822,339	-
Diluted	18,019,257	18,019,257	-

Net income	$3,546,435	$4,089,841	$(543,406)
Translation	(503,904)	(416,458)	(87,446)
Comprehensive income	$3,042,531	$3,673,383	$(630,852)

The following table summarizes the effects of the reclassifications and restatements on our previously issued consolidated statement of stockholders' equity As of March 31, 2010 (restated):
	As of March 31, 2010		Changes
	As restated	As previously reported	Inc/(Dec)
Retained earrings	$41,461,686	$42,005,092	$(543,406)
Accumulated other comprehensive income	1,141,229	1,228,675	(87,446)
Total stock holders' equity	$83,233,824	$83,864,676	$(630,852)

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The following table summarizes the effects of the reclassifications and restatements on our previously issued consolidated statement of cash flow for the three months ended March 31, 2010 (restated):

Note 13 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)
	For the three months ended March 31, 2010
	As restated	As previously reported	Changes Inc/(Dec)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,546,435	$4,089,841	$(543,406)
Add (deduct):
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	301,104	411,849	(110,745)
Provision for doubtful accounts	24,931	24,931	-
Stock based compensation	336,632	336,632	-
Gain on change in fair value of derivative liabilities	(109,451)	(109,451)	-
(Increase) / decrease in assets:
Restricted cash	(70,190)	-	(70,190)
Accounts receivable	(1,365,395)	(1,132,812)	(232,583)
Other receivable	(392,698)	(195,058)	(197,640)
Advances	559	559	-
Prepaid expenses	199,876	213,586	(13,710)
Trade deposits	(796,862)	(805,066)	8,204
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	5,167,468	5,238,163	(70,695)
Customer deposits	(456,392)	(444,672)	(11,720)
Income tax payable	(589,990)	(869,498)	279,508
Deferred tax liabilities	495,589	-	495,589
Net cash provided by operating activities	6,291,615	6,759,004	(467,389)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(619,616)	(619,616)	-
Purchase of intangibles	(29,298)	(29,298)	-
Proceeds from collection of notes	972,935	972,935	-
Acquisition deposits	4,077,921	4,077,921	-
Paid for acquisition – net of cash acquired	(9,354,457)	(9,588,838)	234,381
Net cash (used in) provided by continuing operations	(4,952,515)	(5,186,896)	234,381

Effect of exchange rate changes on cash and cash equivalents	(253,640)	(416,458)	162,818
Net change in cash and cash equivalents	1,085,460	1,155,650	(70,190)
Cash and cash equivalents, beginning balance	36,574,741	36,677,422	-
Cash and cash equivalents, ending balance	$37,660,201	$37,833,072	$(172,871)

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$-	$-	$-
Income taxes	$1,354,660	$1,840,230	$(485,570)
Other non-cash transactions
Purchased goodwill	$(9,025,215)	$(9,259,596)	$234,381
Purchased intangible assets	(1,982,354)	(1,982,354)	-
Fair value of assets purchased less cash acquired	(382,477)	(382,477)	-
Acquisition financed with stock issuance	2,035,589	2,035,589	-
Acquisition paid for with cash – net of acquired	$(9,354,457)	$(9,588,838)	$234,381

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

As of March 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Business Overview

Headquartered in Shenzhen, Guangdong Province, the Company is a travel services provider in the People’s Republic of China (“PRC”) and is engaged in providing reservation, booking, and domestic and international travel and tourism services throughout the PRC via the internet, its TRIPEASY Kiosks and through customer representatives.

Under the theme of “Wings towards a more colorful life”, our core services include tour packaging, booking services for air tickets and hotels reservations.

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

At the end of March 2010, we completed the acquisitions of Huangshan Holiday Travel Service Co., Ltd. (“Huangshan Holiday”), Hebei Tianyuan International Travel Agency Co., Ltd. (“Tianyuan”), and Zhengzhou Yulongkang Travel Agency Co., Ltd. (“Yulongkang”).

Recently in May 2010, we also announced our intention of acquiring four more travel agency businesses in the PRC – Tianjin Hongxun Aviation Agency Co., Ltd. (“Tianjin Hongxun”), Shanxi Jinyang Travel Agency Co., Ltd. (“Shanxi Jinyang”), Kunming Business Travel Agency Co., Ltd. (“Kunming Business Travel”), and Shandong Century Aviation Development Co., Ltd. (“Shandong Century”).

We believe that we are able to improve the sales volume and operation efficiency of these new acquisitions, and on the other hand, they will also help lift the sales volume and operation efficiency of our existing subsidiaries.

We currently have three discrete lines of business and revenue. Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd., hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd, and Huangshan Holiday Travel Service Co., Ltd, packaged tours segment relates to Chongqing Travel World E-Business Co., Ltd., Foshan Overseas International Travel Service Co., Ltd, Xi’an Golden Net Travel Serve Service Company Limited, Shenzhen Universal Travel Agency Co. Ltd, Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., and Zhengzhou Yulongkang Travel Agency Co., Ltd.. The new subsidiaries which previously had air-ticketing service, hotel reservation services, or packaged tours service were consolidated into our existing air-ticketing, hotel reservation, and packaged tours services. With higher volume in these three business segments, we believe that we now have better bargaining power with our suppliers, the airlines, hotels, or packaged tours.

In 2009, we were selected one of the Top Ten Brands of Travel Services in the PRC. We believe our quality of services will distinguish us in our long term competitiveness.

We aim to be the foremost leading online travel services provider in the PRC, especially in the air ticketing service, hotel booking and packaged tour providing sectors.

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
	Three months ended March 31, 2010	Three months ended	Increase /
	(Restated)	March 31, 2009	(Decrease)	Percentage
Revenues	$20,425,779	$15,421,993	$5,003,786	32.45%
Cost of Services	(14,169,485)	(10,306,052)	(3,863,433)	37.49%
Gross Profit	6,256,294	5,115,941	1,140,353	22.29%
SG&A	(1,565,987)	(876,929)	(689,058)	78.58%
Income from Operations	4,690,307	4,239,012	451,295	10.65%
Other income	3,554	3,828	(274)	-7.16%
Gain on change in fair value of derivative liabilities	109,451	113,265	(3,814)	-3.37%
Interest income	22,189	10,939	11,250	102.84%
Income before income taxes	4,825,501	4,367,044	458,457	10.50%
Provision for income taxes	(1,279,066)	(1,117,196)	(161,870)	14.49%
Net Income	3,546,435	3,249,848	296,587	9.13%

Net income (loss) from discontinued operation	-	131,693	(131,693)	-100.00%
Net Income	3,546,435	3,381,541	164,894	4.88%

For the three months ended March 31, 2010 (Restated):

	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$3,905,975	19.12%	$3,030,106	14.83%	$13,489,698	66.04%	$20,425,779
Cost of Services	(1,367,871)	9.65%	(998,417)	7.05%	(11,803,197)	83.30%	(14,169,485)
Gross Profit	$2,538,104	40.57%	$2,031,689	32.47%	$1,686,501	26.96%	$6,256,294
Gross Margin	64.98%		67.05%		12.50%		30.63%
Segment effect in Gross Margin (*)	12.43%		9.95%		8.26%		30.63%

For the three months ended March 31, 2009:

	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$2,751,128	17.84%	2,516,831	16.32%	10,154,034	65.84%	15,421,993
Cost of Services	(869,988)	8.44%	(773,463)	7.50%	(8,662,601)	84.05%	(10,306,052)
Gross Profit	$1,881,140	36.77%	1,743,368	34.08%	1,491,433	29.15%	5,115,941
Gross Margin	68.38%		69.27%		14.69%		33.17%
Segment effect in Gross Margin (*)	12.20%		11.30%		9.67%		33.17%

 (*) “Segment effect in Gross Margin” was calculated by multiplying “the percentage of the segment revenue over the total revenue” with “gross margin of the related sector”. This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd., hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd and Huangshan Holiday Travel Service Co., Ltd., packaged tours segment relates to Chongqing Travel World E-Business Co., Ltd., Foshan International Travel Service Co., Ltd, Xi’an Golden Net Travel Serve Service Company Limited, Shenzhen Universal Travel Agency Co. Ltd, Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., and Zhengzhou Yulongkang Travel Agency Co., Ltd.

Revenues for the three months ended March 31, 2010 were $20,425,779 compared to $15,421,993 for the same period 2009, an increase of $5,003,786, or approximately 32.45%.

The increase of the previously existing subsidiaries was primarily due to the strong demand for travel demand as a result of the recovery of Chinese economy, and the continuing effect of the Chinese government’s stimulus package. We continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from online sales and the deployment of our TRIPEASY kiosks.

Revenue from air-ticketing segment were $3,905,975 for the three months ended March 31, 2010 compared to $2,751,128 for the same period last year, an increase of $1,154,847, or approximately 42.0%. This increase is generally driven by the same factors mentioned above, but more specifically, a result of the increased demand for air passenger transportation. Our Chongqing subsidiary, Chongqing Universal Travel E-Business Co., Ltd., has begun to contribute some revenues to this sector. As China’s economy recovers, we believe that our growth in air-ticketing is sustainable in the coming quarters.

Revenue from hotel reservations segment were $3,030,106 for the three months ended March 31, 2010 compared to $2,516,831 for the same period in 2009, an increase of $513,275, or approximately 20.4%. This increase is also a result of the factors mentioned above for air tickets and the successful cross marketing of our various business segments.

Revenue from our packaged tour segment were $13,489,698 for the three months ended March 31, 2010 for the three months ended March 31, 2010 compared to $10,154,034 for the same period in 2009, an increase of $3,335,664, or approximately 32.9%. This increase is a result of the recovery of Chinese economy, the government’s stimulus package, and our strong efforts in carrying our various marketing programs.

Cost of Services

Costs of services for air tickets cover mainly revenue related expenses and commission paid to the retail agents. Costs of services for hotel reservations cover mainly business and revenue related taxes, as well as commissions paid to the sales agents for selling hotel rooms in the Company’s system. Costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

Other direct costs such as systems and related technologies used by each segment operations, and costs associated with payment processing are also included in the Company’s Costs of Services. In addition, the Company allocates costs of labor and facilities, depreciation, communications, and utility expenses incurred by each segment between costs of services and general administrative expenses. The depreciation expenses allocated to costs of sales is based on management estimate associated with the generation of revenues.

Costs of services for the three months ended March 31, 2010 were $14,169,485 compared to $10,306,052 for the same period in 2009, an increase of $3,863,433, or approximately 37.5%. The comparatively higher costs of services result from higher percentage of packaged tours in our revenues.

Costs of services from air-ticketing were $1,367,871 for the three months ended March 31, 2010, compared to $869,988 for the same period last year, an increase of $497,883, or approximately 57.2%. The increase is mostly due to our reclassification of costs associated.

Costs of services from hotel-reservation were $998,417 for the three months ended March 31, 2010, compared to $773,463 for the same period last year, an increase of $224,954, or approximately 29.1%. The increase is partly due to our reclassification of costs associated.

Costs of services from packaged-tour were $11,803,197 for the three months ended March 31, 2010, compared to $8,662,601 for the same period last year, an increase of $3,140,596, or approximately 36.3%. The increase is in tandem with the increase of revenue.

Gross Profit

Gross profit for the three months ended March 31, 2010 was $6,256,294 compared to $5,115,941 for the same period 2009, an increase of 1,140,353, or approximately 22.3%. The increase in gross profit is due to the same factors contributing to the growth in revenue. The exponential growth in both our domestic air-ticketing business and hotel reservations business is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $2,538,104 for the three months ended March 31, 2010, compared to $1,881,140 for the same period last year, an increase of 656,964, or approximately 34.9%. Gross profit margin in this segment for the three months ended March 31, 2010 was 65.0% compared to 68.4 % for the same period 2009, a decreased of approximately 3.4%. The decrease in gross margin was mainly attributable to their reclassification of the costs associated, and to a lesser extent, the consolidation of Chongqing's new operation in this segment. Despite the decrease in profit margin, the significant increase in the sales volume of this segment still resulted in an increase in the total gross profit in our air-ticketing business operated by Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd.

Gross profit in our hotel reservation segment was $2,031,689 for the three months ended March 31, 2010 compared to $1,743,368 for the same period last year, an increase of $288,321 approximately 16.5%. Gross profit margin in this segment for the three months ended March 31, 2010 was 67.1% compared to 69.3% for the same period 2009, a decrease of approximately 2.2%. The decrease of gross profit margin was mainly due to our reclassification of certain costs associated.

Gross profit in our packaged tour segment was $1,686,501 for the three months ended March 31, 2010 compared to $1,491,433 for the same period last year, an increase of $195,068, or approximately 13.1%. Gross profit margin in this segment for the three months ended March 31, 2010 was 12.5% compared to 14.7% for the same period 2009, a decrease of approximately 2.2%. The reason for the lower gross profit margin is that we offered discounts to certain big customers. Despite the decrease in gross profit margin, total gross profit increased in this segment as a result of the increased volume in our packaged travel businesses operated by the existing businesses, as well as the additional three new acquisitions.

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

Consolidated gross margin for the three months ended March 31, 2010 came in at 30.6%, a 2.5% decrease from the 33.2% the Company posted in the same period last year. The lower gross margin is mainly due to our changes in revenues mix. Due to the difference in revenues recognition, our packaged tour has lower gross margin. During the three months ended March 31, 2010, revenues generated from packaged tours, which have a smaller profit-margin, grew at a much higher rate than revenues generated from air ticketing and hotel reservations, leading to lower overall gross margin.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the three months ended March 31, 2010 and 2009 are as follows:

	For the three months ended March 31,
	2010 (Restated)	2009

Salary and commission	$316,000	$144,740
Marketing	71,242	38,347
Rent	80,584	38,520
Depreciation and amortization	232,562	8,419
Professional fees	265,005	255,934
Stock-based compensation	336,632	165,001
Other general and administrative expenses	263,962	225,968
Total	$1,565,987	$876,929

Selling, general and administrative expenses totaled $1,565,987 for three months ended March 31, 2010 compared to $876,929 for the same period last year, an increase of approximately 78.58%.

Selling, general and administrative expenses were approximately7.7% of revenue for the three months ended March 31, 2010 as compared to 5.7% for the same period last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the three months ended March 31, 2010, as compared to the same period of last year. During the first quarter of 2010, we incurred extra professional fee. In addition, the slight increase in percentage was also due to the issuance of stock based compensation in early 2009 and the amortization of such stock based compensation, whereas the stock based compensation is less significant during the same period last year.

Other Income (Expenses)

Gain on change in fair value of derivative liability for the three months ended March 31, 2010 was $109,451 compared to $113,265 for same period last year. The Company adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009 and the warrants issued in connection with the “Securities Purchase Agreement” dated August 28, 2008 were reclassified from equity to derivative liability and marked to market. Therefore, the Company recorded a gain on change in fair value of derivative liability of $109,451 on March 31, 2010 to mark to market for the increase in fair value of the warrants from January 1, 2010 to March 31, 2010.

Net Income

Net income was $3,546,435, or 17.4% of revenues for the three months ended March 31, 2010, compared to $3,381,541, or 21.9% of revenue for the same period last year. The decrease in net income as a percentage of revenue is mostly due to the change of revenue mix. The lower net margin compared to the same period last year, mainly comes from our higher percentage of packaged-tour in our gross revenues, and to a lesser extent, the effect of our discontinued operations and more provisions for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations. Cash and cash equivalents were $37,660,201 as of March 31, 2010. Current assets and current liabilities as of March 31, 2010 were $69,756,224 and $11,042,286, respectively, yielding working capital of $58,713,938. We believe that the funds available to us from operations are adequate to meet our operating needs in 2010. For the three months ended March 31, 2010, net cash provided by operating activities was approximately $6,291,615, which resulted primarily from our organic operations and effective management of cash flow.

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

* The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 22, 2011

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang
Chairwoman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jing Xie
Jing Xie
Chief Financial Officer
(Principal Financial Officer)