Form 10-Q/A
period 2010-06-30
UNIVERSAL TRAVEL GROUP
filed 2011-07-22
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3 to

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

86 755 83668489
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Seethe definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-Q (this “Amendment”) hereby amends our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, previously filed with the Securities and Exchange Commission (the “Commission’) on August 10, 2010, and as amended by Amendment No. 1 on August 12, 2010 and Amendment No. 2 on August 24, 2010 (the “Report”). This Amendment is being filed mainly to reclassify and restate certain line items on the June 30, 2010 unaudited consolidated financial statements.

In this Amendment, the Company has

•	Reclassified cash restricted by local travel bureau from cash and cash equivalent to restricted cash;
•
Restated goodwill, intangible assets, deferred tax liabilities, and retained earnings due to an inconsistency between the acquisition dates of five new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the Company;

•	Reclassified business tax and levies from selling expenses and COGS to revenues;
•	Reclassified commission paid to retail air ticketing agencies from selling expenses to COGS;
•
Restated overstated net income $857,027, revenues $10,579,717, and expenses for the six months ended June 30, 2010 and net income $313,620, revenues $4,875,489, and expenses for the three months ended June 30, 2010 due to an inconsistency between the acquisition dates of five new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the Company;

•
Restated overstated retained earnings $857,027 due to an inconsistency between the acquisition dates of five new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the Company;

•	Restated the corresponding line items on the consolidated statements of cash flows as a result of above reclassifications and restatement;
•	Restated the corresponding line items on the segment information as a result of above reclassifications and restatement;
•	Reclassified the revenue and cost of services of hotel reservation business in Huangshan Holiday Travel Service Co., Ltd. from packaged tours segment to hotel reservation segment; and
•	Reclassified the revenue and cost of services of packaged tours business in Chongqing Travel World E-Business Co., Ltd. from air ticketing segment to packaged tours segment.

Pursuant to the above reclassification and restatement, we have also revised our disclosure under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment, except as required to reflect the effects of the restatement. Accordingly, this Amendment does not reflect events occurring after the Report or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Report.

FORM10-Q/A
UNIVERSALTRAVEL GROUP
INDEX

		Page

PART I.	Financial Information

	Item 1. Financial Statements (Unaudited)

	Report of Independent Registered Public Accounting Firm

	Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	1

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	5

	Consolidated Statements of Stockholders' Equity	4

	Notes to Consolidated Financial Statements as of June 30, 2010 (Unaudited)	6

	Item 2. Management’s Discussion and Analysis of Financial Condition or Results of Operation	35

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	46

	Item 4. Controls and Procedures	46

PART II.	Other Information

	Item 1. Legal Proceedings	46

	Item 1A. Risk Factors.	46

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

	Item 3. Defaults Upon Senior Securities	47

	Item 4. (Removed and Reserved).	47

	Item 5. Other Information	47

	Item 6. Exhibits	47

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

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountant
New York, N.Y.
August 10, 2010

TABLEOF CONTENTS

Consolidated Balance Sheets	1

Unaudited Consolidated Statements of Income and Comprehensive Income	2-3

Unaudited Consolidated Statements of Cash Flows	5

Unaudited Consolidated Statements of Stockholders’ Equity	4

Notes to Unaudited Consolidated Financial Statements	6-34

UNIVERSALTRAVEL GROUP
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

	6/30/2010	12/31/2009
	Restated
ASSETS
Cash and cash equivalents	$43,488,236	$36,574,741
Restricted Cash	103,223	102,681
Accounts receivable, net	19,555,644	17,321,174
Other receivables and deposits, net	2,127,552	257,907
Due from related party	6,986,717	-
Trade deposit	7,706,484	9,775,735
Advances	-	440,063
Prepayments	2,389,960	216,727
Note receivable	227,182	1,711,392
Acquisition Deposits	3,599,530	4,077,921
Total Current Assets	86,184,528	70,478,341

Property, plant & equipment, net	6,487,219	4,992,677
Intangible assets	3,482,297	339,240
Goodwill	24,508,909	9,896,270
Total Noncurrent Assets	34,478,425	15,228,187
Total Assets	$120,662,953	$85,706,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,507,357	$2,615,730
Customer deposits	1,334,192	2,000,117
Income tax payable	2,063,161	1,654,475
Total Current Liabilities	9,904,710	6,270,322
Derivative liability	866,314	1,815,319
Deferred tax liabilities	809,094	-
Total Liabilities	11,580,118	8,085,641

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 19,898,235 and 16,714,457 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	19,898	16,714
Additional paid in capital	59,947,337	37,671,645
Statutory reserve	732,282	372,144
Retained earnings	47,192,264	37,915,251
Accumulated other comprehensive income	1,191,054	1,645,133
Total Stockholders' Equity	109,082,835	77,620,887
Total Liabilities and Stockholders' Equity	$120,662,953	$85,706,528

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSALTRAVEL GROUP
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30,

	2010	2009
	Restated
Gross revenues,	$31,866,123	$18,232,926
Cost of services	23,135,302	12,342,782
Gross profit	8,730,821	5,890,144

Selling, general and administrative expenses	2,077,197	925,369
Income from operations	6,653,624	4,964,775

Other income (expense)
Other income	3,363	2,591
Gain/(Loss) on change in fair value of derivative liabilities	839,553	(5,819,481)
Interest income	16,522	12,358
Total other income (expense)	859,438	(5,804,532)
Income/(Loss) before income taxes –continuing operations	7,513,062	(839,757)

Provision for income taxes	1,782,484	1,020,955
Income(Loss) from continuing operations	5,730,578	(1,860,712)

Income/(loss) from discontinued operations	-	46,282
Loss on disposition of discontinued operations	-	(770,595)
Net income/(loss) from discontinued operation	-	(724,313)

Net income/(loss)	$5,730,578	$(2,585,025)

Comprehensive income/(loss)
Net income/(loss)	$5,730,578	$(2,585,025)
Foreign currency translation adjustments	49,825	13,880
Total comprehensive income/(loss)	$5,780,403	$(2,571,145)

Income (Loss) per common share from continuing operations
Basic	$0.33	$(0.14)
Diluted	$0.31	$(0.13)
Net loss per common share – discontinued operations
Basic	$-	$(0.05)
Diluted	$-	$(0.05)
Total net income (loss) per common share
Basic	$0.35	$(0.19)
Dilute	$0.31	$(0.18)
Weighted average common shares outstanding
Basic	17,404,834	13,829,091
Diluted	18,219,639	14,301,057

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSALTRAVEL GROUP
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30,

	2010	2009
	Restated
Gross revenues,	$52,291,902	$33,654,919
Cost of services	37,304,787	22,648,834
Gross profit	14,987,115	11,006,085
Selling, general and administrative expenses	3,643,184	1,802,298
Income from operations	11,343,931	9,203,787

Other income (expense)
Other income	6,917	6,419
Gains/(losses) on change in fair value of derivative liabilities	949,004	(5,706,217)
Interest income	38,711	23,296
Total other income (expense)	994,632	(5,676,502)
Income before income taxes - continuing operation	12,338,563	3,527,285

Provision for income taxes	3,061,550	2,138,151
Net income - continuing operation	9,277,013	1,389,134

Income/(loss) from discontinued operations		177,975
Loss on disposition	-	(770,595)
Net income/(loss) from discontinued operation	-	(592,620)

Net income	$9,277,013	$796,514
Comprehensive Income
Net income	$9,277,013	$796,514
Foreign currency translation adjustments	(454,079)	48,587
Total comprehensive income	$8,822,934	$845,101

Net income per common share - continuing operations
Basic	$0.54	$0.10
Diluted	$0.52	$0.10
Net income/(loss) per common share - discontinued operations
Basic	$-	$(0.04)
Diluted	$-	$(0.04)
Total net income per common share
Basic	$0.54	$0.06
Diluted	$0.52	$0.06
Weighted average common shares outstanding
Basic	17,066,154	13,851,530
Diluted	17,935,313	14,277,656

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSALTRAVEL GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)
AND THE YEAR ENDED DECEMBER 31,2009

						Accumulated
			Additional			Other	Total
			Paid In	Statutory	Retained	Comprehensive	Stockholders’
		Amount	Capital	Reserve	Earnings	Income	Equity

Balance December 31, 2008	13,873,969	$13,873	$15,861,116	$372,144	$26,633,573	$1,520,166	$44,400,872

Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009	-	-	(2,091,738)	-	536,777	-	(1,554,961)
Foreign currency translation adjustments	-	-	-	-	-	124,967	124,967
Stock based compensation – Net of warrants exercise	41,120	42	1,154,367	-	-	-	1,154,409
Fair market value Of treasury stock received and retired	(238,095)	(239)	(2,780,711)	-	-	-	(2,780,950)
Warrants exercised	811,941	813	6,571,017	-	-	-	6,571,830
Options exercised	3,300	3	9,567	-	-	-	9,570
Stock issued for cash net of offering costs	2,222,222	2,222	18,948,027	-	-	-	18,950,249
Income for the year ended December 31, 2009	-	-	-	-	10,744,901	-	10,744,901

Balance December 31, 2009 (Restated)	16,714,457	$16,714	$37,671,645	$372,144	$37,915,251	$1,645,133	$77,620,887
Foreign currency translation adjustments	-	-	-	-	-	(454,079)	(454,079)
Stock based compensation	-	-	677,004	-	-	-	677,004
Stock issued for acquisitions	326,635	327	2,833,491	360,138	-	-	3,193,956
Stock issued for cash net of offering costs	2,857,143	2,857	18,765,197	-	-	-	18,768,054
Income for the six months ended June 30, 2010	-	-	-	-	9,277,013	-	9,277,013

Balance June 30, 2010 (Restated)	19,898,235	$19,898	$59,947,337	$732,282	$47,192,264	$1,191,054	$109,082,835

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSALTRAVEL GROUP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2010	2009
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,277,013	$796,514
Add:
Net income from discontinued operations	-	592,620
Income from continuing operations	9,277,013	1,389,134
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	763,707	190,739
Provision for doubtful accounts	56,824	10,905
Stock based compensation	677,004	495,725
Gain on change in fair value of derivative liabilities	(949,004)	5,706,217
(Increase) / Decrease in assets:
Restricted cash	(542)	-
Accounts receivable	(2,068,457)	(2,556,854)
Other receivable	(726,410)	(2,682,324)
Due from related party	(6,986,717)	-
Advances	440,063	(758)
Prepayments	(1,676,062)	32,791
Trade deposits	2,077,455	3,168,216
Escrow deposits	-	600,499
Increase / (Decrease) in current liabilities:
Accounts payable and accrued expenses	3,358,139	1,601,759
Customer deposits	(682,465)	(160,426)
Income tax payable	49,711	(848,691)
Net cash provided by continuing operations	3,610,258	6,946,932
Net cash provided by discontinued operations	-	435,259
Net cash provided by operating activities	3,610,258	7,382,191

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(1,864,774)	(3,558,705)
Purchase of intangibles	(51,359)	(168,955)
Proceeds from collection of notes	1,484,210	-
Acquisition deposits	478,391	-
Paid for acquisition – net of cash acquired	(15,782,799)	(1,035,125)
Net cash (used in) investing activities	(15,736,331)	(4,762,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of equity financing	18,768,054	-
Net cash provided by financing activities	18,768,054	-

Effect of exchange rate changes on cash and cash equivalents	271,514	48,587

Net change in cash and cash equivalents	6,913,495	2,667,993
Cash and cash equivalents, beginning balance	36,574,741	15,720,182
Cash and cash equivalents, ending balance	$43,488,236	$18,388,175

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income taxes	$2,380,077	$3,043,089
Other non-cash transactions
Net assets sold of discontinued operations	$-	$1,659,292
Goodwill attributable to sold discontinued operations	-	3,630,539
Note received on disposition	-	(2,773,411)
Fair value of treasury stock received	-	(2,780,950)
Loss on disposition	-	(770,595)
Cash of discontinued operations	$-	$(1,035,125)
Purchased goodwill	$(14,612,639)	$-
Purchased intangible assets	(3,236,376)	-
Fair value of assets purchased less cash acquired	(767,602)	-
Acquisition financed with stock issuance	2,833,818	-
Acquisition paid for with cash - net of acquired	$(15,782,799)	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

On June12, 2009, the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited. Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited a discontinued operations. The Company is now engaged in the travel business, including airline ticketing, hotel reservation services and technological solutions to travel reservations, and tour planning and tour guide services.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying audited consolidated financial statements have been prepared inconformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi, however the accompanying audited consolidated financial statements have been translated and presented in United States Dollars.

Reclassification

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on reported income or losses.

Discontinued Operations

On June12, 2009, the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited (“Speedy Dragon”). The Company had acquired all the equity interest in Speedy Dragon on or about April 10, 2007 in exchange for238,095 (post-reverse split) shares of the Company’s common stock and an interest-free promissory note in the principal amount of $3,000,000 payable no later than April 10, 2008 (see Note 7).  Pursuant to the termination agreement, the Company transferred back the equity interest in Speedy Dragon on/or before June 30, 2009 and that the 238,095 (post-reverse split) shares of the Company’s common stock were returned to the Company and canceled as of June 30,2009.  In addition, the sole shareholder of Speedy Dragon was also required to return to the Company an aggregate of $2,773,411, in cash, within one year of the completion of all the formalities of the termination agreement. The cash to be returned to the Company included a declared dividend in the amount of $2,260,981 to be paid to the Company.

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as discontinued operations. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to confirm with current year’s presentation of the discontinued operations. The following table summarized the operating result of the discontinued operations for the three and six month ended June 30,2009:

	Six months ended	Three months ended
	June 30, 2009	June 30, 2009
Sales	$3,631,545	$1,772,566
Cost of sales	3,218,140	1,613,857

Gross profit	413,405	158,709

Operating expenses	190,989	96,057
Income from discontinued operation before income tax	222,416	62,652

Income tax	44,441	16,370
Net Income from discontinued operations	$177,975	$46,282

Translation Adjustment

As of June 30, 2010 and December 31, 2009 the accounts of Universal Travel Group were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars(USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional  currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 220”). Transaction gains and losses are reflected in the income statement.

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

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Travel Group and its wholly owned subsidiaries Shenzhen Yuzhilu Aviation Service Co., Ltd., Shenzhen Speedy Dragon Enterprises Limited, Shanghai Lanbao Travel Service Co., Ltd., Xian Golden Net Travel Serve Services, Ltd., Foshan Overseas International Travel Service Co. Ltd., Chongqing Universal Travel E-Commerce Co., Ltd., Shenzhen Universal Travel  Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., ZhengzhouYulongkang Travel Agency Co., Ltd., Kunming Business Travel Service Co., Ltd.,Shanxi Jinyang Travel Agency Co., Ltd., and Full Power Enterprise Global Limited collectively referred to herein as the Company.  On June 12, 2009 the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Limited. Accordingly, the Company has accounted for Shenzhen Speedy Dragon Enterprise Limited as a discontinued operation. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to confirm with current year’s presentation of the discontinued operations.  All material inter-company accounts, transactions and profits have been eliminated in consolidation.

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

Restricted Cash

Restricted cash of $103,223 and $102,681 as of June 30, 2010 and 2009, respectively, consists of cash deposited in bank required and hold by Providence Travel Bureaus.

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

As of June 30, 2010 and December 31, 2009, Property & Equipment of consist of the following:

	June 30, 2010	December 31, 2009
Office equipment	$6,137,874	$4,146,637
Transportation equipment	428,749	150,232
Furniture & fixtures	52,905	23,560
Leasehold improvements	1,465,385	1,385,481
	8,084,913	5,705,910
Accumulated depreciation	(1,597,694)	(713,233)
	$6,487,219	$4,992,677

Depreciation expense for the three months ended June 30, 2010 and 2009 was $334,439 and $77,997,respectively, of which $59,040 and $70,197 was included as part of cost of services for the three months ended June 30, 2010 and 2009,respectively.

Depreciation expense for the six months ended June 30, 2010 and 2009 was $613,603 and $60,082, respectively, of which $107,232 and $140,424 was included as part of cost of services for the six months ended June 30, 2010 and 2009, respectively.

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with the Intangibles, Goodwill and other topic of the FASB Accounting Standard Codification (“ASC 350”),indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of ASC 350, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase  price paid to acquire the reporting unit.  See Note 7, Purchase of Subsidiaries, for additional information regarding goodwill.

As of June 30, 2010 and December 31, 2009, Goodwill consists of the following:

	December 31, 2010	December 31, 2009
Shanghai Lanbao Travel Service Co., Ltd.	$3,081,799	$3,081,799
Foshan Overseas International Travel Service Co., Ltd.	6,049,576	6,049,576
Xian Golden Net Travel Serve Services Co.,Ltd.	764,895	764,895
Zhengzhou Yulongkang Agency Co., Ltd.	3,812,004	-
Hebei Taiyuan Travel Agency Co., Ltd.	3,320,700	-
Huangshan Holiday Travel Service Co., Ltd.	1,892,511	-
Kunming Business Travel Service Co., Ltd.	3,977,608	-
Shanxi Jinyang Travel Agency Co., Ltd.	1,609,816	-
	$24,508,909	$9,896,270

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009 there were no significant impairments of its long-lived assets.

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC815.  On January 1, 2009, the warrants, under ASC 815, were reclassified from equity to derivative liability for the then relative fair market value of $2,091,738 and marked to market.  The values of the warrants were decreased by $536,776 from the warrants issuance date to the adoption date of ASC 815 on January 1, 2009.  As of January 1, 2009,the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $2,091,738 to reclassify the warrants from equity to derivative liability and an increase in retained earnings of $536,776 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  For the three and six month ended June 30, 2010, the Company recorded a gain on change in fair value of derivative liability of $839,553 and $949,004, respectively, to mark to market for the increase in fair value of the warrants during the three and six month periods ended June 30, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

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

The Company had four types of revenue stream from its four lines of businesses, namely (i) air-ticketing (Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Universal Travel E-Commerce Co., Ltd.), (ii) hotel reservations(Shanghai Lanbao Travel Service Co., Ltd.), (iii) packaged tours (Foshan Overseas International Travel Service Co., Ltd., Xian Golden Net Travel Serve Services Co., Ltd. and Shenzhen Universal Travel Agency Co., Ltd.) and (iv) air cargo agency services (Shenzhen Speedy Dragon Enterprises Ltd.).  On June12, 2009, the Company entered into a termination agreement with Shenzhen Speedy Dragon Enterprise Ltd. Accordingly the Company has accounted for Shenzhen Speedy Dragon Enterprise Ltd., its air cargo agency services as a discontinued operation (see Note 2 Discontinued Operations).  Effective June 12, 2009, the Company has three types of revenue stream from its current three lines of businesses.

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Air Cargo Business

The Company received fees from its air cargo business. However, this business segment had been accounted for as a discontinued operation upon consummation of a termination agreement with Shenzhen Speedy Dragon Enterprise Ltd dated June12, 2009.  The Company basically brokered air cargo spaces and resell them to local logistic companies to generate revenue.  The Company had contracted with Chinese domestic airlines as its vendors to carry out its cargo services.  Revenues generated from air cargo business were recognized on a gross basis in the statements of income, when the service was rendered, as the Company, generally, undertook the majority of the business risk.  The Company was the primary obligor to pay the service providers upon rendering of those services.  In addition, the Company acted as principal related to the air cargo services rendered and collections are reasonably assured.  Customers were charged based on the class and weight of goods shipped. Historically, the Company has experienced minimum and or immaterial returns and or cancellation from its four lines of businesses, which amount if any, would have no material impact on its consolidated financial statements.  Accordingly, no allowance has been provided for in the periods presented.

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Services

Costs of services for air tickets cover mainly related commissions paid to retail agents.  Costs of services for hotel reservations cover mainly commissions paid to the sales agents for selling hotel rooms in the Company’s system.  Costs of services for the cargo agency business mainly include the costs of warehousing and delivery charges.  Costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

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

Income Taxes

The Company utilizes FASB Accounting Standards Codification Topic on Income Taxes(“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at   each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Statement of Cash Flows

In accordance with FASB Accounting Standards Codification Topic on Statement of Cash flows (“ASC 230”), cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The Company’s intangible assets consist primarily of map of hotels and scenic spots used for marketing purposes, CRM systems software, accounting software, and Organization cost of new companies. These definitive lived intangible assets are being amortized over their useful lives. Expenditures of $51,359 and $168,954 were capitalized for the six months ended June 30, 2010 and 2009, respectively, and will be amortized over a 5 year life.  In conjunction the acquisitions during the six months ended June 30, 2010, the Company capitalized $3,236,376 of Identifiable Intangible Assets, which are being amortized over 5 years. The Company recorded amortization expenses for definitive lived intangible assets of $50,986 and $55,572 for the six months ended June 30, 2010 and 2009, $29,046 and $28,545 for the three months ended June 30, 2010 and 2009, respectively, and amortization expenses for Identifiable Intangible Assets of $99,118 and $0 for the six months and three months ended June 30, 2010, respectively. The Company will record approximately $800,672, $762,162 and $683,499 over the next three years, respectively.

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

Net Income (Loss) Per Share

The Company accounts for net income (loss) per share in accordance with FASB Accounting Standards Codification Topic on Earning Per Share (“ASC 260”), which requires presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires are conciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.  Basic net income(loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to the Company’s warrants and stock options(calculated using the treasury stock method).  Diluted net income(loss) per share is calculated by including potentially dilutive share issuances in the denominator.

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share (Continued)

 The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Basic earnings (losses) from continuing operations per share:
Numerator:
Income (loss) from continuing operations used in computing basic earnings (losses) per share	$9,277,013	$1,389,134	$5,730,578	$(1,860,712)
Income (loss) from continuing operations applicable to common shareholders	$9,277,013	$1,389,134	$5,730,578	$(1,860,712)

Denominator:
Weighted average common shares outstanding	17,066,154	13,851,530	17,404,834	13,829,091
Basic earnings (losses) per share from continuing operations	$0.54	$0.10	$0.33	$(0.14)

Diluted earnings (losses) per share from continuing operations:
Numerator:
Income (loss) from continuing operations used in computing diluted earnings (losses) per share	$9,277,013	$1,389,134	$5,730,578	$(1,860,712)
Income (loss) from continuing operations applicable to common shareholders	$9,277,013	$1,389,134	$5,730,578	$(1,860,712)

Denominator:
Weighted average common shares outstanding	17,066,154	13,851,530	17,404,834	13,829,091
Weighted average effect of dilutive securities:
Stock options and warrants	869,159	426,126	814,806	471,966
Shares used in computing diluted net income (loss) per share	17,935,313	14,277,656	18,219,639	14,301,057
Diluted earnings (losses) per share from continuing operations	$0.52	$0.10	$0.31	$(0.13)

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share (Continued)

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Basic earnings (losses) from discontinued operations per share:
Numerator:
Income (loss) from discontinued operations used in computing basic earnings per share	$-	$(592,620)	$-	$(724,313)
Income (loss) from discontinued operations applicable to common shareholders	$-	$(592,620)	$-	$(724,313)

Denominator:
Weighted average common shares outstanding	17,066,154	13,851,530	17,404,834	13,829,091
Basic earnings per share from discontinued operations	$-	$(0.04)	$-	$(0.05)

Diluted earnings (losses) per share from discontinued operations:
Numerator:
Income (loss) from discontinuing operations used in computing diluted earnings (losses) per share	$-	$(592,620)	$-	$(724,313)
Income (loss) from discontinued operations applicable to common shareholders	$-	$(592,620)	$-	$(724,313)

Denominator:
Weighted average common shares outstanding	17,066,154	13,851,530	17,404,834	13,829,091
Weighted average effect of dilutive securities:
Stock options and warrants	869,159	426,126	814,806	471,966
Shares used in computing diluted net income (loss) per share	17,935,313	14,277,656	18,219,639	14,301,057
Diluted earnings per share from discontinued operations	$-	$(0.04)	$-	$(0.05)

Total net income (loss) per common share
Basic	$0.54	$0.06	$0.33	$(0.19)
Dilute	$0.52	$0.06	$0.31	$(0.18)

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

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assets and Financial Liabilities’ – Including an Amendment of FABS Statement No.115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, SFAS No159 was superseded by the Financial Instruments Topic of FASB Accounting Standards Codification (“ASC 825”), the adoption of this accounting requirement has no effect on the Company’s consolidated financial statements.

In February 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assets and Financial Liabilities’ – Including an Amendment of FABS Statement No.115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, SFAS No159 was superseded by the Financial Instruments Topic of FASB Accounting Standards Codification (“ASC 825”), the adoption of this accounting requirement has no effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”).  This Statement amends ARB51 to establish accounting and reporting standards for the non-controlling(minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). SFAS No 160 was superseded by the Consolidation Topic of FASB Accounting Standards Codification (“ASC 810”) The Company adopted SFAS 160 on January 1, 2009. The adoption of this statement had no effect on the Company’s consolidated financial statements.

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

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles(GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  SFAS No 162 was superseded by the General Accounting Principle Topic of FASB Accounting Standards Codification (“ASC105”).

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, 05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. EITF No. 07-05 was superseded by the Derivative and Hedging Topic of FASB Accounting Standards Codification (“ASC815”). Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has a material effect on the Company’s consolidated financial statements, please see note above under “Derivative Liability”.

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

In June2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events),which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual period sending after June 15, 2009. There was no material impact upon the adoption ofthis standard on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820,adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009,except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The Company cancelled a co-operation agreement with an unrelated company, to assist that company in their business development by participating in that business operation and providing working capital funding and the unrelated company returned all advances. As of June 30, 2010 and December 31, 2009 the Company has advanced this company $0 and $440,063,respectively.

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 4 - COMPENSATED ABSENCES

Regulation45 of local PRC labor law entitles employees to annual vacation leave after 1year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 –  RELATED PARTY TRANSACTIONS

As of June 30, 2010, Due from related party account has balance of $6.99 million, which was an advance for cash payment of two acquisitions in June. The payments were paid by corporate account on June 28, 2010 and the related party returned the same amount on August 10, 2010.

Note 6- INCOME TAXES

The Company through its primary operating subsidiary, Shenzhen Yuzhilu Aviation Service Co., Ltd. (“YZL”), is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred accumulated net operating losses for income tax purposes. YZL is subject to the PRC Enterprise Income Tax (EIT) at a statutory rate of 22% and 20% for tax years ending 2010 and 2009, respectively. However, other PRC operating subsidiaries have a statutory rate of 25%. The following is components of income tax expense for the three and six months ended June 30, 2010 and 2009.

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Current income tax expense	$3,061,550	$2,138,151	$1,782,484	$1,020,955
Actual effective tax rate	24.81%	60.62%	23.73%	-121.58%

The Company recognized deferred tax liabilities and recorded a corresponding entry to goodwill from acquired identified intangible assets of five new acquisitions in March and June of 2010. As of June 30, 2010, deferred tax liabilities recognized from acquired identifiable intangibles are $809,094.

Management evaluates tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities. Uncertain tax positions are reviewed and adjusted accordingly based on new facts and circumstances or change in tax laws. As of September 30, 2010, there is no impact on the results of operations related to uncertain tax positions of the Company

Note 7– COMMITMENTS

The Company leases various office facilities under month-to-month arrangements. Rental expense for leases consisted of $551,511 and $147,903 for six months ended June 30, 2010 and 2009, respectively. Rental expense for leases were $340,995 and $52,966 for three months ended June 30, 2010 and 2009,respectively.  The Company has future minimum lease obligations as of June 30, 2010 as follows:

2011	$698,395
2012	295,670
2013	262,934
2014	201,274
2015	30,818
There after	11,060
Total	$1,500,151

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 8– COMMON STOCK

In March and June of 2010, the Company had 5 acquisitions to fit the its geographic expansion strategy, and in all and every acquisition, the Company negotiated in arm's length with acquisition target and got Board approval before closing.

On June 28, 2010, the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Kunming Business Travel Agency Co., Ltd.  (“KBT”) for a cash and stock transaction valued at approximately US$5.7 million in aggregate.

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

On June 28, 2010, the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Shanxi Jinyang Travel Agency Co., Ltd. (“SJT”) for a cash and stock transaction valued at approximately US$2.3 million in aggregate.

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

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 8– COMMON STOCK (CONTINUED)

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

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 8– COMMON STOCK (CONTINUED)

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

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 8– COMMON STOCK (CONTINUED)

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

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 8– COMMON STOCK (CONTINUED)

On August 28, 2008, Universal Travel Group (the “Company”) entered into a Securities Purchase Agreement with Access America Fund, LP, China America Fund LP, Pope Investments II LLC, Heller Capital Investments, LLC, CGM as C/F Ronald I. Heller IRA, Investment Hunter, LLC, MARed Investments, High Capital Funding, LLC, and Merrill Lynch, Pierce, Fenner & Smith, FBO Beau L. Johnson(collectively, the “Buyers”) to sell to the Buyers 1,529,569 shares of common stock, par value $0.001 of the Company (“Common Stock”) and warrants to purchase764,785 shares of Common Stock for an aggregate purchase price of $7,112,500(the “Financing”). (See footnote 2, derivative liability)

On December 15, 2009, the Company closed a Subscription Agreements with certain investors to sell to them an aggregate of 2,222,222 shares of common stock ofthe Company, par value $0.001 (the “Shares”) for a purchase price of $9.00 per share and an aggregate purchase consideration of $19,999,998. In connection with the subscription the company paid fees and other costs pertaining to the agreement totaling $1,049,749. Net proceeds of the transaction were$18,950,249. The offer and sale of the Shares were made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333- 161139)initially filed with the Securities and Exchange Commission on August 7, 2009and amended on November 2, 2009. The Registration Statement was declared effective on November 5, 2009.

On June 21, 2010, the Company closed an underwriting agreement with Brean Murrary, carret & Co., LLC, as representative of the underwriters, related to a public offering of 2, 857, 143 shares of the common stock, par value $0.001 (the “shares”) for a purchase price of $7.00 per share and an aggregate purchase consideration of $20,000,001. In connection with the subscription the company paid 5% underwriting commission, fees and other costs pertaining to the agreement totaling $1,231,947. Net proceeds of the transaction were $18,768,054.The offer and sale of the Shares were made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333- 161139) initially filed with the Securities and Exchange Commission on August 7, 2009 and amended on November 2,2009. The Registration Statement was declared effective on November 5, 2009.

Note 9– STOCK WARRANTS, OPTIONS, AND COMPENSATION

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

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 9– STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

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

Note 10- OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of June 30, 2010 and December 31,2009 are as follows:

	Foreign Currency	Accumulated Other
	Translation	Comprehensive
	Adjustment	Income
Balance December 31, 2008	$1,520,166	$1,520,166
Changes for year ended December 31, 2009	124,967	124,967
Balance December 31, 2009	1,645,133	1,645,133
Changes for the six months ended June 30, 2010	(454,079)	(454,079)
Balance at June 30, 2010	$1,191,054	$1,191,054

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Note 12 – MAJOR CUSTOMERSAND CREDIT RISK

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

Upon the disposition of Shenzhen Speedy Dragon Enterprises Limited pursuant to a termination agreement dated June 12, 2009, the Company currently operates and prepares accounting and other financial reports separately to management for eleven major business organizations (Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd., Foshan Overseas International Travel Service Co., Ltd., Xian Golden Net Travel Serve Services, Chongqing Travel World E-Business Co., Ltd., Shenzhen Universal Travel Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Kunming Business Travel Service Co., Ltd., and Shanxi Jinyang Travel Agency Co., Ltd.).

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd., hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd., packaged tours segment relates to Chongqing Travel World E-Business Co., Ltd., Foshan Overseas International Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Service Company Ltd., Shenzhen Universal Travel Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Kunming Business Travel Service Co., Ltd., and Shanxi Jinyang Travel Agency Co., Ltd. Management monitors these segments regularly to make decisions about resources to be allocated to the segment and assess its performance.

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 13 - SEGMENTINFORMATION (CONTINUED)

The following tables’ present summarized information by segment:
	Air	Hotel	Package
	Ticketing	Reservation	Tours	Other		Total
	Six Months Ended June 30, 2010 (Restated)
Sales, net	$8,702,488	$6,462,123	$37,127,291		$-	$52,291,902
Cost of sales	$2,833,290	$1,979,573	$32,491,924		$-	$37,304,787
Gross profit	$5,869,198	$4,482,550	$4,635,367		$-	$14,987,115
Income from operations	$4,165,082	$4,389,490	$4,130,012		$(1,344,037)	$11,340,547
Depreciation & Amortization	$740,235	$879	$22,593	$		$763,707
Asset Expenditures	$1,830,295	$33,467	$1,012	$		$1,864,774
Total assets	$60,542,681	$7,435,604	$28,741,119		$23,943,550	$120,662,954
	Six Months Ended June 30, 2009
Sales, net	$6,045,642	$5,230,975	$22,378,302		$-	$33,654,919
Cost of sales	$1,686,164	$1,683,627	$19,279,043		$-	$22,648,834
Gross profit	$5,393,663	$3,547,348	$3,360,492		$-	$11,006,085
Income from operations	$3,722,661	$3,471,539	$2,846,988		$(837,401)	$9,203,787
Depreciation & Amortization	$180,515	$2,618	$7,606		$-	$190,739
Asset Expenditures	$3,558,705	$-	$-		$-	$3,558,705
Total assets	$30,987,883	$9,499,533	$8,024,758		$5,210,309	$53,722,483
	Three Months Ended June 30, 2010 (restated)
Sales, net	$4,796,513	$3,432,017	$23,637,593		$-	$31,866,123
Cost of sales	$1,465,419	$981,156	$20,688,727		$-	$23,135,302
Gross profit	$3,331,094	$2,450,861	$2,948,866		$-	$8,730,821
Income from operations	$2,396,956	2,395,312	2,594,654		(736,682)	$6,650,240
Depreciation & Amortization	$442,389	$440	$19,774	$		$462,603
Asset Expenditures	$1,244,146	$33,467	$(10,394)		$-	$1,267,219
Total assets	$60,542,681	$7,435,604	$28,741,119		$23,943,550	$120,662,954
	Three Months Ended June 30, 2009
Sales, net	$3,294,514	$2,714,144	$12,224,268		$-	$18,232,926
Cost of sales	$816,176	$910,164	$10,616,442		$-	$12,342,782
Gross profit	$2,478,338	$1,803,980	$1,607,826		$-	$5,890,144
Income from operations	$2,147,871	$1,772,243	$1,461,127		$(416,466)	$4,964,775
Depreciation & Amortization	$100,886	$1,557	$3,640		$-	$106,083
Asset Expenditures	$2,298,307	$-	$-		$-	$2,298,307
Total assets	$30,987,883	$9,499,533	$8,024,758		$5,210,309	$53,722,483

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has reclassified and restated certain line items on the June 30, 2010 unaudited consolidated financial statements.

Consolidated balance sheet
•	Reclassified cash restricted by local travel bureau from cash and cash equivalent to restricted cash;
•
Restated goodwill, intangible assets, deferred tax liabilities, and retained earnings due to an inconsistency between the acquisition dates of five new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the company;

Consolidated statement of income and comprehensive income
•	Reclassified business tax and levies from selling expenses and COGS to revenues;
•	Reclassified commission paid to retail air ticketing agencies from selling expenses to COGS;
•
Restated overstated net income $857,027, revenues $10,579,717, and expenses for the six months ended June 30, 2010 and net income $313,620, revenues $4,875,489, and expenses for the three months ended June 30, 2010 due to an inconsistency between the acquisition dates of five new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the company ;

Consolidated Stockholders Equity
•
Restated overstated retained earnings $857,027 due to an inconsistency between the acquisition dates of five new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the company;

Consolidated statement of cash flows
•	As a result of above reclassifications and restatement, the corresponding line items on the consolidated statements of cash flows have been restated.

Segment information
•	As a result of above reclassifications and restatement, the corresponding line items on the segment information have been restated.
•	Reclassified the revenue and cost of services of hotel reservation business in Huangshan Holiday Travel Service Co., Ltd. from packaged tours segment to hotel reservation segment.
•	Reclassified the revenue and cost of services of packaged tours business in Chongqing Travel World E-Business Co., Ltd. from air ticketing segment to packaged tours segment.

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the effects of the reclassifications and restatements on the previously issued consolidated balance sheet as of June 30, 2010 (restated):
	As of June 30, 2010		Changes
	As restated	As previously reported	Inc/(Dec)
ASSETS
Cash and cash equivalents	$43,488,236	$43,591,459	$(103,223)
Restricted cash	103,223	-	103,223
Accounts receivable, net	19,555,644	19,555,644	-
Other receivables and deposits, net	2,127,552	2,127,552	-
Due from related party	6,986,717	6,986,717	-
Trade deposit	7,706,484	7,706,484	-
Prepayments	2,389,960	2,389,960	-
Note receivable	227,182	227,182	-
Acquisition Deposits	3,599,530	3,599,530	-
Total Current Assets	86,184,528	86,184,528	-

Property, plant & equipment, net	6,487,219	6,487,219	-
Intangible assets	3,482,297	3,320,478	161,819
Goodwill	24,508,909	24,812,040	(303,131)
Total Noncurrent Assets	34,478,425	34,619,737	(141,312)
Total Assets	$120,662,953	$120,804,265	$(141,312)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,507,357	$6,507,357	$-
Customer deposits	1,334,192	1,334,192	-
Income tax payable	2,063,161	2,063,161	-
Total Current Liabilities	9,904,710	9,904,710	-
Derivative liability	866,314	866,314	-
Deferred tax liabilities	809,094	-	809,094
Total Liabilities	11,580,118	10,771,024	809,094

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 19,898,235 and 16,714,457 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	19,898	19,898	-
Additional paid in capital	59,947,337	59,947,337	-
Statutory reserve	732,282	732,282	-
Retained earnings	47,192,264	48,049,291	(857,027)
Accumulated other comprehensive income	1,191,054	1,284,433	(93,379)
Total Stockholders' Equity	109,082,835	110,033,241	(950,406)
Total Liabilities and Stockholders' Equity	$120,662,953	$120,804,265	$(141,312)

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the effects of the reclassifications and restatements on the previously issued consolidated income and comprehensive income for the three months ended June 30, 2010 (restated):

	For the three months ended June 30, 2010		Changes
	As restated	As previously reported	Inc/(Dec)
Gross revenues,	$31,866,123	$36,741,612	$(4,875,489)
Cost of services	23,135,302	26,188,473	(3,053,171)
Gross profit	8,730,821	10,553,139	(1,822,318)

Selling, general and administrative expenses	2,077,197	3,461,037	(1,383,840)
Income from operations	6,653,624	7,092,102	(438,478)

Other income (expense)
Other income	3,363	3,363	-
Gain/(Loss) on change in fair value of derivative liabilities	839,553	839,553	-
Interest income	16,522	17,081	(559)
Total other income (expense)	859,438	859,997	(559)
Income/(Loss) before income taxes –continuing operations	7,513,062	7,952,099	(439,036)

Provision for income taxes	1,782,484	1,907,900	(125,416)
Net income/(loss)	$5,730,578	$6,044,198	$(313,620)

Comprehensive income/(loss)
Net income/(loss)	$5,730,578	$6,044,198	$(313,620)
Foreign currency translation adjustments	49,825	55,759	(5,934)
Total comprehensive income/(loss)	$5,780,403	$6,099,957	$(319,554)

Income (Loss) per common share
Basic	$0.33	$0.35	$(0.02)
Diluted	$0.31	$0.33	$(0.02)

Weighted average common shares outstanding
Basic	17,404,834	17,404,834
Diluted	18,219,639	18,219,639

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the effects of the reclassifications and restatements on the previously issued consolidated income and comprehensive income for the six months ended June 30, 2010 (restated):

	For the six months ended June 30, 2010		Changes
	As restated	As previously reported	Inc/(Dec)
Gross revenues,	$52,291,902	$62,871,619	$(10,579,717)
Cost of services	37,304,787	43,816,506	(6,511,719)
Gross profit	14,987,115	19,055,113	(4,067,998)
Selling, general and administrative expenses	3,643,184	6,524,678	(2,881,494)
Income from operations	11,343,931	12,530,435	(1,186,504)

Other income (expense)
Other income	6,917	6,917	-
Gains/(losses) on change in fair value of derivative liabilities	949,004	949,004	-
Interest income	38,711	40,712	(2,001)
Total other income (expense)	994,632	996,633	(2,001)
Income before income taxes - continuing operation	12,338,563	13,527,068	(1,188,504)

Provision for income taxes	3,061,550	3,393,028	(331,478)
Net income	$9,277,013	$10,134,040	$(857,027)
Comprehensive Income
Net income	$9,277,013	$10,134,040	$(857,027)
Foreign currency translation adjustments	(454,079)	(360,699)	(93,380)
Total comprehensive income	$8,822,934	$9,773,341	$(950,407)

Net income per common share - continuing operations
Basic	$0.54	$0.59	$(0.05)
Diluted	$0.52	$0.57	$(0.05)
Weighted average common shares outstanding
Basic	17,066,154	17,066,154	-
Diluted	17,935,313	17,935,313	-

The following table summarizes the effects of the reclassifications and restatements on our previously issued consolidated statement of stockholders' equity As of June 30, 2010 (restated):

	As of March 31, 2010		Changes
	As restated	As previously reported	Inc/(Dec)

Retained earrings	$47,192,264	$48,049,291	$(857,027)
Accumulated other comprehensive income	1,191,054	1,284,433	(93,379)
Total stock holders' equity	$109,082,835	$110,033,241	$(950,406)

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the effects of the reclassifications and restatements on our previously issued consolidated statement of cash flow for the six months ended June 30, 2010 (restated):

	As of June 30, 2010		Changes
	As restated	As previously reported	Inc/(Dec)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,277,013	$10,134,040	$(857,027)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	763,707	952,402	(188,695)
Provision for doubtful accounts	56,824	56,824	-
Stock based compensation	677,004	677,004	-
Gain on change in fair value of derivative liabilities	(949,004)	(949,004)	-
(Increase) / Decrease in assets:
Restricted cash	(542)	-	(542)
Accounts receivable	(2,068,457)	(1,885,976)	(182,481)
Other receivable	(726,410)	(501,682)	(224,728)
Due from related party	(6,986,717)	(6,986,717)	-
Advances	440,063	440,063	-
Prepayments	(1,676,062)	(1,878,178)	202,116
Trade deposits	2,077,455	2,069,253	8,202
Increase / (Decrease) in current liabilities:
Accounts payable and accrued expenses	3,358,139	3,307,393	50,746
Customer deposits	(682,465)	(665,925)	(16,540)
Income tax payable	49,711	(223,354)	273,065
Net cash provided by operating activities	3,610,258	4,546,143	(935,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(1,864,774)	(1,864,774)	-
Purchase of intangibles	(51,359)	(51,359)	-
Proceeds from collection of notes	1,484,210	1,484,210	-
Acquistion deposits	478,391	478,391	-
Paid for acquisition – net of cash acquired	(15,782,799)	(16,085,929)	303,130
Net cash (used in) provided by investing activities	(15,736,331)	(16,039,461)	303,130

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of equity financing	18,768,054	18,768,054	-
Net cash provided by financing activities	18,768,054	18,768,054	-

Effect of exchange rate changes on cash and cash equivalents	271,514	(360,699)	632,213

Net change in cash and cash equivalents	6,913,495	6,914,037	(542)
Cash and cash equivalents, beginning balance	36,574,741	36,677,422	-
Cash and cash equivalents, ending balance	$43,488,236	$43,591,459	$(542)

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income taxes	$2,380,077	$2,984,342	$(604,265)
Other non-cash transactions
Purchased goodwill	$(14,612,639)	$(14,915,770)	$303,131
Purchased intangible assets	(3,236,376)	(3,236,376)	-
Fair value of assets purchased less cash acquired	(767,602)	(767,601)	(1)
Acquisition financed with stock issuance	2,833,818	2,833,818	-
Acquisition paid for with cash - net of acquired	$(15,782,799)	$(16,085,929)	$303,130

UNIVERSALTRAVEL GROUP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 15 - PRO FORMA FINANCIAL STATEMENTS

Pro Forma financial statements present revenue and related data of five subsidiaries acquired in 2010 as if the acquisitions were made at the earliest date presented of January 1, 2009.

For the six months ended June 30, 2010 and 2009, the revenue, income from operations, net income, and net income per common share in Pro Forma financial statements are as follow:

	For the six months ended June 30,
	2010	2009
Revenues	$65,821,830	$52,412,514
Income from operations	$12,926,713	$11,480,676
Net Income	$10,431,632	$2,493,037
Net income per common share
Basic	$0.61	$0.18
Dilute	$0.58	$0.17

Note16 - SUBSEQUENT EVENTS

On March 4, 2010, the company announced that it has entered into letters of intent to acquire four travel agency businesses in China – Tianjin Hongxun Aviation Agency Co., Ltd. (“Tianjin Hongxun”), Shanxi Jinyang Travel Agency Co., Ltd. (“Shanxi Jingyang”), Kunming Business travel Agency Co., Ltd.(“Kunming Business Travel”), and Shandong Century Aviation Development Co., Ltd.(“Shandong Century”) – for a total purchase consideration of $19.5 million. The combined unaudited 2009 revenue and net income for the four travel agencies were$23.0 million and $3.0 million, respectively. The final purchase consideration of Tianjin Hongxun and Shandong Century may be subject to adjustment after completion of the diligence by the Company.

On July13, 2010, the company announced a partnership with Agoda, a subsidiary ofPriceline.com, to strengthen its hotel reservation business segment and upgrade its website, www.cnutg.com. Under the agreement, Universal Travel Group will offer its customers access to Agoda’s international network of hotels. Through the updated cnutg.com website, travelers will be able to enjoy special Agoda promotions and instant confirmation at tens of thousands of hotels worldwide. Through this partnership with Universal Travel Group, Agoda intends to increase its exposure in the large Chinese travel market.

As of June 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements: No Assurances Intended

 In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates, “projects,” or similar expressions. These forward-looking statements represent Management's belief as to the future of Universal Travel Group. Whether those beliefs become reality will depend on many factors that are not under management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

In 2007,we completed the acquisition of Speedy Dragon Enterprise Limited, specializing in air cargo agency; Xi'an Golden Net Travel Serve Services Co., Ltd., specializing in travel packaged tours; Shanghai Lanbao Travel Service Co., Ltd., specializing in hotel reservations and Foshan Overseas International Travel Service Co., Ltd., a PRC-based company that handles both domestic and international travel inquiries.

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

In March 2010, we completed the acquisition of Huangshan Holiday Travel Service Co., Ltd.(“Huangshan Holiday”), Hebei Tianyuan International Travel Agency Co., Ltd.(“Tianyuan”), and Zhengzhou Yulongkang Travel Agency Co., Ltd. (“Yulongkang”).At the end of June 2010, we also completed the acquisition of Shanxi Jinyang Travel Agency Co., Ltd (“Shanxi Jinyang”) and Kunming Business Travel Agency Co., Ltd (“Kunming Business Travel”), two other packaged tour services providers.

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

We currently have three discrete lines of business and revenue. Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd. Our hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd. Our packaged tours segment relates to Chongqing Travel World E-Business Co., Ltd., Foshan Overseas International Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Service Co., Ltd., Shenzhen Universal Travel Agency Co. Ltd., Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd. and Kunming Business Travel Agency Co., Ltd.

Those new subsidiaries which previously had air-ticketing service, hotel reservation services, and packaged tours services were consolidated into our existing air-ticketing, hotel reservation services, and packaged tours services. With higher volume in these business segments, we believe that we now have better bargaining power with our suppliers, the airlines or hotels.

On June 21, 2010 we closed a common stock offering transaction. In this transaction, we issued 2,857,143 shares of common stock at $7.00 per share for an aggregate amount of $20 million.

On June 24, 2010, upon the approval of the Civil Aviation Administration of China (CAAC), a number of Chinese airlines claimed that they were authorized to cut the commission paid to travel agencies from 5% to 3%. Currently there has been no major impact on our existing businesses, since these airlines had only reduced the commission rate for a few flights departing from Beijing and Shanghai.

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

THREE MONTHS ENDED JUNE 2010 AND 2009

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

	Three months ended	Three months ended	Increase /
	March 31, 2010	March 31, 2009	(Decrease)	Percentage
	(Restated)
Revenues	$31,866,123	$18,232,926	$13,633,197	74.77%
Cost of Services	23,135,302	12,342,782	10,792,520	87.44%
Gross Profit	8,730,821	5,890,144	2,840,677	48.23%
SG&A	2,077,197	925,369	1,151,828	124.47%
Income from Operations	6,653,624	4,964,775	1,688,849	34.02%
Other income	3,363	2,591	772	29.80%
Gain on change in fair value of derivative liabilities	839,553	(5,819,481)	6,659,034	-114.43%
Interest income	16,522	12,358	4,164	33.69%
Income before income taxes	7,513,062	(839,757)	8,352,819	-994.67%
Provision for income taxes	1,782,484	1,020,955	761,529	74.59%
Net Income	$5,730,578	$(1,860,712)	$7,591,290	-407.98%

Net income (loss) from discontinued operation	$-	$(724,313)	$724,313	-100.00%
Net Income	$5,730,578	$(2,585,025)	$8,315,603	-321.68%

For the three months ended June 30, 2010:
	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$4,796,513	15.05%	$3,432,017	10.77%	$23,637,593	74.18%	$31,866,123
Cost of Services	1,465,419	6.33%	981,156	4.24%	20,688,727	89.42%	23,135,302
Gross Profit	$3,331,094	38.15%	$2,450,861	28.07%	$2,948,866	33.78%	$8,730,821
Gross Margin	69.45%		71.41%		12.48%		27.40%
Segment effect in Gross Margin (*)	10.45%		7.69%		9.25%		27.40%

For the three months ended March 31, 2009:
	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$3,294,514	18.07%	$2,714,144	14.89%	$12,224,268	67.05%	$18,232,926
Cost of Services	816,176	6.61%	910,164	7.37%	10,616,442	86.01%	12,342,782
Gross Profit	$2,478,338	42.08%	$1,803,980	30.63%	$1,607,826	27.30%	$5,890,144
Gross Margin	75.23%		66.47%		13.15%		32.30%
Segment effect in Gross Margin (*)	13.59%		9.89%		8.82%		32.30%

 (*) “Segment effect in Gross Margin” was calculated by multiplying “the percentage of the segment revenue over the total revenue” with “gross margin of the related sector”. This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd. Our hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd. Our packaged tours segment relates to Chongqing Travel World E-Business Co., Ltd, Foshan Overseas International Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Service Co., Ltd., Shenzhen Universal Travel Agency Co. Ltd., Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd. and Kunming Business Travel Agency Co., Ltd.

Revenues for the three months ended June 30, 2010 were $31,866,123, compared to $18,232,926 for the same period in 2009, an increase of $13,633,197, or approximately 74.8%. The contributions from the three newly acquired subsidiaries in March 2010 were $7,275,588, or 22.8% of our total revenues for these three months. Excluding this effect, revenues for the three months ended June 30, 2010 were $24,590,535, compared to $18,232,926 for the same period in 2009, an increase of $6,357,609, or approximately 34.9%.

We have expended considerable efforts to expand our businesses, especially the packaged tour business. This resulted in the acquisition of three new packaged tour subsidiaries in March this year. For that reason, along with the strong demand for travel demand as a result of the recovery of Chinese economy, and the continuing effect of the Chinese government’s stimulus package, our revenue for the quarter ended June 30, 2010 increased significantly from the same period the year before. The high growth rate is also helped by the comparatively lower numbers in the same quarter last year, when the tourism industry was adversely affected by H1N1. We continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from online resales and the deployment of our TRIPEASY kiosks.

Revenue from air-ticketing segment were $4,796,513 for the three months ended June 30, 2010 compared to $3,294,514 for the same period last year, an increase of $1,501,999, or approximately 45.6%. This increase is generally driven by the same factors mentioned above, but more specifically, a result of the increased demand for air passenger transportation and higher ticket prices. We attribute the higher air ticket prices to the booming tourism, general inflation in Chinese economy, as well as the airlines acting together on pricing. As China’s economy recovers, we believe that our growth in air-ticketing is sustainable in the coming quarters.

Revenue from hotel reservations segment were $3,432,017 for the three months ended June 30, 2010 compared to $2,714,144 for the same period in 2009, an increase of $717,873, or approximately 26.4%. This increase is a result of the factors mentioned above for air tickets and the successful cross marketing of our various business segments. For this specific segment, we expect higher reservation volumes and higher revenue growth in the coming quarters, after our partnership with Agoda to leverage its global brand awareness and international hotel network.

Revenue from our packaged tour segment were $23,637,593 for the three months ended June 30, 2010, compared to $12,224,268 for the same period in 2009, an increase of $11,413,325, or approximately 93.4%. Excluding the effect of the three newly acquired subsidiaries, which was $7,275,588, our revenues from this segment were $16,362,005 for the three months ended June 30, 2010, compared to $12,224,268, for the same period in 2009, an increase of $4,137,737, or approximately 33.8%. This increase is a result of the recovery of Chinese economy, the government’s stimulus package, and our strong efforts in carrying our various marketing programs.

Cost of Services

Costs of services for air tickets cover mainly business and revenue related expenses. Costs of services for hotel reservations cover mainly commissions paid to the sales agents for selling air tickets and hotel rooms in the Company’s system. Costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

Other direct costs such as systems and related technologies used by each segment operations, and costs associated with payment processing are also included in the Company’s costs of services. In addition, the Company allocates costs of labor and facilities, depreciation, communications, and utility expenses incurred by each segment between costs of services and general administrative expenses. The percentage allocated to costs of sales is based on management estimate associated with the generation of revenues.

Costs of services for the three months ended June 30, 2010 were $23,135,302 compared to $12,342,782 for the same period in 2009, an increase of $10,792,520, or approximately 87.4%. The comparatively higher costs of services resulted from packaged tours making up a greater percentage of our total revenue and their corresponding higher cost of services. Excluding the costs of services for the three newly acquired subsidiaries in March 2010, which was $6,165,983, costs of services for the three months ended June 30, 2010 were $16,969,319, compared to $12,342,782, for the same period in 2009, an increase of $4,626,537, or approximately 37.5%. The increase is in tandem with the increase in revenue.

Costs of services from air-ticketing were $1,465,419 for the three months ended June 30, 2010, compared to $816,176 for the same period last year, an increase of $649,243, or approximately 79.5%. This increase is associated with a new founded subsidiary in June 2009 which has much more business transactions in this period than the same period last year and the much higher increase in revenue in this segment.

Costs of services from hotel-reservation were $981,156 for the three months ended June 30, 2010, compared to $910,164 for the same period last year, an increase of $70,992, or approximately 7.8%. The increase is in tandem with the increase of revenue.

Costs of services from packaged-tour were $20,688,727 for the three months ended June 30, 2010, compared to $10,616,442 for the same period last year, an increase of $10,072,285 or approximately 94.9%. The increase is in tandem with the increase of revenue. Excluding the effect of the costs of services for the three newly acquired subsidiaries in March, which was $6,165,983, our costs of services from this segment were $14,522,744, for the three months ended June 30, 2010 compared to $10,616,442, for the same period in 2009, an increase of $3,906,302, or approximately 36.8%. The increase is also in tandem with the increase of revenue in this segment.

Gross Profit

Gross profit for the three months ended June 30, 2010 was $8,730,821, compared to $5,890,144, for the same period in 2009, an increase of $2,840,677, or approximately 48.2%. The increase in gross profit is due to the same factors contributing to the growth in revenue. The exponential growth in both our domestic air-ticketing business and hotel reservations business is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $3,331,094 for the three months ended June 30, 2010, compared to $2,478,338 for the same period last year, an increase of $852,756, or approximately 34.4%. Gross profit margin for the three months ended June 30, 2010 was 69.5%, slightly lower than 75.2% for the same period in 2009. The continued strong growth in gross profit for this segment was mainly attributable to the increased demand for air passenger transportation. The higher air ticket prices are a result of the booming tourism in China, the general inflation in Chinese economy, as well as the airlines acting together to determine pricing. The slight decrease in gross margin was due to the new establishment of our Chongqing subsidiary in June 2009, which has higher cost of operations due to its smaller size.

Gross profit in our hotel reservation segment was $2,450,861 for the three months ended June 30, 2010 compared to $1,803,980 for the same period last year, an increase of $646,881, or approximately 35.9%. Gross profit margin in this segment for the three months ended June 30, 2010 was 71.4% compared to 66.5% for the same period in 2009, a decrease of approximately 5.0%. The increased gross profit margin is mostly due to the reclassification of the costs associated.

Gross profit in our packaged tour segment was $2,948,866 for the three months ended June 30, 2010 compared to $1,607,826 for the same period last year, an increase of $1,341,040, or approximately 83.4%. Gross profit margin in this segment for the three months ended June 30, 2010 was 12.5% compared to 13.2% for the same period in 2009, a slightly decrease of 0.7%. The reason for the lower overall gross profit margin is that we had to consolidate the three newly acquired subsidiaries in this segment and they had lower gross profit margins due to their smaller size generally. Although currently these subsidiaries have lower profit margins than the existing subsidiaries, we believe that they have great potential to improve, and their strong local networks are critical in our nationwide expansion strategy.

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

Consolidated gross margin for the three months ended June 30, 2010 came in at 27.4%, a 4.9% decrease from the 32.3% the Company posted in the same period last year. The lower gross margin is mainly due to our changes in revenues mix. Due to the difference in revenues recognition, our packaged tour has lower gross margin. During the three months ended June 30, 2010, revenues generated from packaged tours, which have a smaller profit-margin, grew at a much higher rate than revenues generated from air ticketing and hotel reservations, leading to lower overall gross margin.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the three months ended June 30, 2010 and 2009 are as follows:

	For the three months ended June 30
	2010	2009

Salary and commission	$401,699	$286,227
Marketing	103,815	508
Rent	89,759	44,151
Depreciation and amortization	435,821	10,655
Professional fees	394,245	85,742
Stock-based compensation	340,372	330,724
Other general and administrative expenses	311,486	167,362
Total	$2,077,197	$925,369

Selling, general and administrative expenses totaled $2,077,197 for three months ended June 30, 2010 compared to $925,369 for the same period last year, an increase of approximately 124.5%.

Selling, general and administrative expenses were approximately 6.5% of revenue for the three months ended June 30, 2010 as compared to 5.1% for the same period last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the three months ended June 30, 2010, as compared to the same period of last year. During the second quarter of 2010, we incurred extra professional fees and consolidation expenses for the aforesaid mergers and acquisitions, as well as for the $20 million of common stock offering in June. To promote our businesses, especially the packaged tour programs, we spent $103,815 on advertisements this quarter when we did not incur so much last year. In the second half of 2009, we established two subsidiaries, Chongqing Universal Travel E-Business Co., Ltd and Shenzhen Universal Travel Agency Co. Ltd. Depreciation and amortization expenses of these two newly established companies, have been taken into account into selling, general and administrative expenses since the third quarter of 2009.

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

Net Income

Net income was $5,730,578, or 18.0% of revenues for the three months ended June 30, 2010, compared to a loss of $1,860,712 for the same period last year. The significant increase in net income is mostly due to our efforts to expand our business, our merger and acquisition strategy, as well as the non-cash gain on change in fair value of derivative liability and the effect of the discontinued operation.

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

	Six months ended	Six months ended	Increase /
	June 30, 2010	March 31, 2009	(Decrease)	Percentage
	(Restated)
Revenues	$52,291,902	$33,654,919	$18,636,983	55.38%
Cost of Services	37,304,787	22,648,834	14,655,953	64.71%
Gross Profit	14,987,115	11,006,085	3,981,030	36.17%
SG&A	3,643,184	1,802,298	1,840,886	102.14%
Income from Operations	11,343,931	9,203,787	2,140,144	23.25%
Other income	6,917	6,419	498	7.76%
Gain on change in fair value of derivative liabilities	949,004	(5,706,217)	6,655,221	-116.63%
Interest income	38,711	23,296	15,415	66.17%
Income before income taxes	12,338,563	3,527,285	8,811,278	249.80%
Provision for income taxes	3,061,550	2,138,151	923,399	43.19%
Net Income	$9,277,013	$1,389,134	$7,887,879	567.83%

Net income (loss) from discontinued operation	$-	$(592,620)	$592,620	-100.00%
Net Income	$9,277,013	$796,514	$8,480,499	1064.70%

For the six months ended June 30, 2010:
	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$8,702,488	16.64%	$6,462,123	12.36%	$37,127,291	71.00%	$52,291,902
Cost of Services	2,833,290	7.59%	1,979,573	5.31%	32,491,924	87.10%	37,304,787
Gross Profit	$5,869,198	39.16%	$4,482,550	29.91%	$4,635,367	30.93%	$14,987,115
Gross Margin	67.44%		69.37%		12.49%		28.66%
Segment effect in Gross Margin (*)	11.22%		8.57%		8.86%		28.66%

For the six months ended June 30, 2009:
	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$6,045,642	17.96%	5,230,975	15.54%	22,378,302	66.49%	33,654,919
Cost of Services	1,686,164	7.44%	1,683,627	7.43%	19,279,043	85.12%	22,648,834
Gross Profit	$4,359,478	39.61%	3,547,348	32.23%	3,099,259	28.16%	11,006,085
Gross Margin	72.11%		67.81%		13.85%		32.70%
Segment effect in Gross Margin (*)	12.95%		10.54%		9.21%		32.70%

(*) “Segment effect in Gross Margin” was calculated by multiplying “the percentage of the segment revenue over the total revenue” with “gross margin of the related sector”. This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd. Our hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd. Our packaged tours segment relates to Chongqing Travel World E-Business Co., Ltd, Foshan Overseas International Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Service Co., Ltd., Shenzhen Universal Travel Agency Co. Ltd., Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd. and Kunming Business Travel Agency Co., Ltd.

Revenues for the six months ended June 30, 2010 were $52,291,902, compared to $33,654,919 for the same period in 2009, an increase of $18,636,983, or approximately 55.4%. The contributions from the three newly acquired subsidiaries in March were $7,275,588, or 13.9% of our total revenues for these six months. Excluding this effect, revenues for the six months ended June 30, 2010 were $45,016,314, compared to $33,654,919 for the same period in 2009, an increase of $11,361,395 or approximately 33.8%.

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

Revenues from air-ticketing segment were $8,702,488 for the six months ended June 30, 2010 compared to $6,045,642 for the same period last year, an increase of $2,656,846, or approximately 43.9%. This increase is generally driven by the same factors mentioned above, but more specifically, a result of the increased demand for air passenger transportation and higher ticket prices. We attribute the higher air ticket prices to the booming tourism, general inflation in Chinese economy, as well as the airlines acting together on pricing. As China’s economy recovers, we believe that our growth in air-ticketing is sustainable in the coming quarters.

Revenues from hotel reservations segment were $6,462,123 for the six months ended June 30, 2010 compared to $5,230,975 for the same period in 2009, an increase of $1,231,148, or approximately 23.5%. This increase is a result of the factors mentioned above for air tickets and the successful cross marketing of our various business segments. For this specific segment, we expect higher reservation volumes and higher revenue growth in the coming quarters, after our partnership with Agoda to leverage its global brand awareness and international hotel network.

Revenues from our packaged tour segment were $37,127,291 for the six months ended June 30, 2010, compared to $22,378,302 for the same period in 2009, an increase of $14,748,989, or approximately 65.9%. Excluding the effect of the three newly acquired subsidiaries in March 2010, which was $7,275,588, our revenues from this segment were $29,851,703 for the six months ended June 30, 2010, compared to $22,378,302, for the same period in 2009, an increase of $7,473,401, approximately 33.4%. This increase is a result of the recovery of Chinese economy, the government’s stimulus package, and our strong efforts in carrying our various marketing programs.

Cost of Services

Costs of services for air tickets cover mainly business and revenue related expenses. Costs of services for hotel reservations cover mainly commissions paid to the sales agents for selling air tickets and hotel rooms in the Company’s system. Costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

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

Costs of services for the six months ended June 30, 2010 were $37,304,787 compared to $22,648,834 for the same period in 2009, an increase of $14,655,953, or approximately 64.7%. The comparatively higher costs of services resulted from packaged tours making up a greater percentage of our total revenue and their corresponding higher cost of services. Excluding the effect of the costs of services of the three newly acquired subsidiaries, which is $6,165,983, costs of services for the six months ended June 30, 2010 were $31,138,804, compared to $22,648,834, for the same period in 2009, an increase of $8,489,970, or approximately 37.5%. The increase is in tandem with the increase of revenue.

Costs of services from air-ticketing were $2,833,290 for the six months ended June 30, 2010, compared to $1,686,164 for the same period last year, an increase of $1,147,126, or approximately 68.0%. The increase is in tandem with the increase of revenue, but more costs were incurred from a newly established Chongqing subsidiary, which was established only in June 2009.

Costs of services from hotel-reservation were $1,979,573 for the six months ended June 30, 2010, compared to $1,683,627 for the same period last year, an increase of $295,946, or approximately 17.6%. The increase is in tandem with the increase of revenue, and the higher percentage increase is mostly due to our reclassification of costs.

Costs of services from packaged-tour were $32,491,924 for the six months ended June 30, 2010, compared to $19,279,043 for the same period last year, an increase of $13,212,881 or approximately 68.5%. The increase is in tandem with the increase of revenue. Excluding the effect of the costs of services for the three newly acquired subsidiaries, which was $6,165,983, our costs of services from this segment were $26,325,941 for the six months ended June 30, 2010 compared to $19,279,043 for the same period in 2009, an increase of $7,046,898, or approximately 36.6%. The increase is also in tandem with the increase of revenue.

Gross Profit

Gross profit for the six months ended June 30, 2010 was $14,987,115 compared to $11,006,085, for the same period in 2009, an increase of $3,981,030, or approximately 36.2%. The increase in gross profit is due to the same factors contributing to the growth in revenue. The exponential growth in both our domestic air-ticketing business and hotel reservations business is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $5,869,198 for the six months ended June 30, 2010, compared to $4,359,478 for the same period last year, an increase of $1,509,720, or approximately 34.6%. Gross profit margin for the six months ended June 30, 2010 was 67.4%, slightly lower than 72.1% for the same period in 2009. The continued strong growth in gross profit for this segment was mainly attributable to the increased demand for air passenger transportation. The higher air ticket prices are a result of the booming tourism in China, the general inflation in Chinese economy, as well as the airlines acting together to determine pricing. The slight decrease in gross margin was due to the consolidation of a newly established Chongqing subsidiary from June 2009.

Gross profit in our hotel reservation segment was $4,482,550 for the six months ended June 30, 2010 compared to $3,547,348 for the same period last year, an increase of $935,202, or approximately 26.4%. Gross profit margin in this segment for the six months ended June 30, 2010 was 69.4%, compared to 67.8% for the same period in 2009, an increase of 1.6%. The increased gross profit margin is mostly due to the reclassification of the costs associated.

Gross profit in our packaged tour segment was $4,635,367 for the six months ended June 30, 2010 compared to $3,099,259 for the same period last year, an increase of $1,536,108, or approximately 49.6%. Gross profit margin in this segment for the six months ended June 30, 2010 was 12.5% compared to 13.9% for the same period in 2009, a decrease of 1.4%. The reason for the lower overall gross profit margin is that we had to consolidate the three newly acquired subsidiaries into this segment and they had lower gross profit margins due to their smaller size generally. Although currently these subsidiaries have lower profit margins than the existing subsidiaries, we believe that they have great potential to improve, and their strong local networks are critical in our nationwide expansion strategy.

Our air-ticketing and hotel reservation have much higher gross margin than our packaged tour business primarily as our revenues from air-ticketing and hotel reservation are the commission we generated and our costs of service are mainly systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial; while costs of services for the packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, that all together are much substantial variable and fixed overheads.

Consolidated gross margin for the six months ended June 30, 2010 came in at 28.7%, a 4.0% decrease from the 32.7% we posted in the same period last year. The lower gross margin is mainly due to our changes in revenues mix. Due to the difference in revenues recognition, our packaged tour has lower gross margin. During the six months ended June 30, 2010, revenues generated from packaged tours, which have a smaller profit-margin, grew at a much higher rate than revenues generated from air ticketing and hotel reservations, leading to lower overall gross margin.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the six months ended June 30, 2010 and 2009 are as follows:

	For the six months ended June 30,
	2010	2009

Salary and commission	$717,699	$430,967
Marketing	175,057	38,855
Rent	170,343	82,671
Depreciation and amortization	668,383	19,074
Professional fees	659,250	341,676
Stock-based compensation	677,004	495,725
Other general and administrative expenses	575,448	393,330
Total	$3,643,184	$1,802,298

Selling, general and administrative expenses totaled $3,643,184 for six months ended June 30, 2010 compared to $1,802,298 for the same period last year, an increase of approximately 102.1%.

Selling, general and administrative expenses were approximately 7.0% of revenue for the six months ended June 30, 2010 as compared to 5.4% for the same period last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the six months ended June 30, 2010, as compared to the same period of last year. During the first half of 2010, we incurred extra professional fees and consolidation expenses for the aforesaid mergers and acquisitions, as well as for the $20 million of common stock offering in June. To promote our businesses, especially the packaged tour programs, we spent $175,057 of advertisements in the first two quarters of 2010, while we did not incur so much for the same period last year. In the second half of 2009, we established two subsidiaries, Chongqing Universal Travel E-Business Co., Ltd and Shenzhen Universal Travel Agency Co. Ltd. Depreciation and amortization expenses of these two newly established companies have been taken into account since the third quarter of 2009.

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

Net Income

Net income was $9,277,013, or 17.7% of revenues for the six months ended June 30, 2010, compared to $1,389,134, or 4.1% of revenues for the same period last year. The significant increase in net income is mostly due to our efforts to expand our business, our merger and acquisition strategy, as well as the non-cash gain on change in fair value of derivative liability and the effect of the discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $43,488,236 as of June 30, 2010. Current assets and current liabilities as of June 30, 2010 were $86,184,528 and $9,904,710, respectively, yielding working capital of $76,279,818. We believe that the funds available to us from operations are adequate to meet our operating needs in 2010. For the six months ended June 30, 2010, net cash provided by operating activities was approximately $3,610,258, which resulted primarily from our organic operations and effective management of cash flow.

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

Unless otherwise indicated in a prospectus supplement, we intend to use the net proceeds from the sale of the securities under the S-3 registration for general corporate purposes, including expanding our products, and for general working capital purposes. We may also use a portion of the net proceeds to acquire or invest in businesses and products that are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions.

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

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item601 of Regulation S-K.

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

* The Exhibit attached to this Form 10-Q/A shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 22, 2011

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang
Chairwoman and Chief Executive Officer
(Principal Executive Officer)

By:	/ s/ Jing Xie
Jing Xie
Chief Financial Officer
(Principal Financial Officer)