Form 10-Q/A
period 2010-09-30
UNIVERSAL TRAVEL GROUP
filed 2011-07-22
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 001-34284

UNIVERSAL TRAVEL GROUP
 (Exact name of registrant as specified in its charter)

Nevada	90-0296536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9F, Building A, Rongchao Marina Bay Center NO. 2021 Haixiu Road, Bao’an District Shenzhen, People’s Republic of China	518133
(Address of principal executive offices)	(Zip Code)

86 755 836 68489
 (Registrant’s telephone number, including area code)

_____________________________________________________________
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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) hereby amends our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, previously filed with the Securities and Exchange Commission (the “Commission’) on November 15, 2010 (the “Original Filing”). This Amendment is being filed mainly to reclassify and restate certain line items on the September 30, 2010 unaudited consolidated financial statements.

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

•	Reported properly deferred tax liabilities;
•	Reclassified business tax and levies from selling expenses and COGS to revenues;
•	Reclassified commission paid to retail air ticketing agencies from selling expenses to COGS;
•
Restated overstated net income $857,026, revenues $11,352,982, and expenses for the nine months ended September 30, 2010 due to an inconsistency between the acquisition dates of five new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the Company;

•	Restated the corresponding line items on the consolidated statements of cash flows as a result of above reclassifications and restatement;
•	Restated the corresponding line items on the segment information have been restated as a result of above reclassifications and restatement;
•	Reclassified the revenue and cost of services of hotel reservation business in Huangshan Holiday Travel Service Co., Ltd. from packaged tours segment to hotel reservation segment; and
•	Reclassified the revenue and cost of services of packaged tours business in Chongqing Travel World E-Business Co., Ltd. from air ticketing segment to packaged tours segment.

Pursuant to the above reclarifications and restatements, we have also revised our disclosure under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Universal Travel Group

We have reviewed the accompanying consolidated balance sheet of Universal Travel Group as of September 30, 2010, and the related consolidated statements of income and comprehensive income, and cash flows for the three-month and nine-month periods ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the
United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
July 20, 2011

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Income and comprehensive income	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7 - 37

UNIVERSAL TRAVEL GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
	Unaudited
	Restated
ASSETS
Cash and cash equivalents	$56,488,144	$36,574,741
Restricted cash	176,169	102,681
Accounts receivable, net	25,665,637	17,321,174
Other receivables and deposits, net	483,257	257,907
Due from related party	1,013,386	-
Trade deposit	7,802,370	9,775,735
Advances	-	440,063
Prepayments	1,531,433	216,727
Note receivable	4,823,883	1,711,392
Acquisition Deposits	3,644,317	4,077,921
Total Current Assets	101,628,596	70,478,341

Property & equipment, net	1,464,823	4,992,677
Intangible assets, net	3,296,791	339,240
Goodwill	24,508,909	9,896,270
Total Noncurrent Assets	29,270,523	15,228,187
Total Assets	$130,899,119	$85,706,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,873,874	$2,615,730
Customer deposits	2,366,875	2,000,117
Income tax payable	2,719,351	1,654,475
Total Current Liabilities	11,960,100	6,270,322
Derivative liability	562,139	1,815,319
Deferred tax liabilities	809,094	-
Total Liabilities	13,331,333	8,085,641

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 19,898,235 and 16,714,457 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	19,898	16,714
Additional paid in capital	60,261,179	37,671,645
Statutory reserve	732,282	372,144
Retained earnings	54,466,310	37,915,251
Accumulated other comprehensive income	2,088,117	1,645,133
Total Stockholders' Equity	117,567,786	77,620,887
Total Liabilities and Stockholders' Equity	$130,899,119	$85,706,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TRAVEL GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF INCOME AND COMPREHENSIVE INCOME

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	Restated
Revenues	$97,808,768	$63,366,444	$45,516,866	$29,711,526
Cost of services	71,350,008	43,568,224	34,045,221	20,919,390
Gross profit	26,458,760	19,798,220	11,471,645	8,792,136

Selling, general and administrative expenses	(5,681,325)	(3,161,100)	(2,038,141)	(1,358,802)
Gain on disposal of fixed assets	65,853	-	65,853
Income from operations	20,843,288	16,637,120	9,499,357	7,433,334

Other income (expense)
Other income (expense)	6,900	8,879	(17)	2,460
Gain/(Loss) on change in fair value of derivative liabilities	1,253,181	(6,553,971)	304,177	(847,754)
Interest income	56,434	39,206	17,723	15,910
Total other income (expense)	1,316,515	(6,505,886)	321,883	(829,384)
Income before income taxes –continuing operations	22,159,803	10,131,234	9,821,240	6,603,950
Provision for income taxes	5,608,744	4,029,194	2,547,194	1,891,043
Income from continuing operations	$16,551,059	$6,102,040	7,274,046	4,712,907

Income from discontinued operations	$-	$177,975	$-	$-
Loss on disposition of discontinued operations	-	(770,595)	-	-
Loss from discontinued operation	$-	$(592,620)	$-	$-
Net Income	$16,551,059	$5,509,420	$7,274,046	$4,712,907

Comprehensive Income
Net Income	$16,551,059	$5,509,420	$7,274,046	$4,712,905
Foreign currency translation adjustments	442,984	64,144	897,063	15,557
Total Comprehensive income	$16,994,043	$5,573,564	$8,171,109	$4,728,462

Income per common share from continuing operations
Basic	$0.92	$0.44	$0.37	$0.34
Diluted	$0.88	$0.41	$0.36	$0.31
Loss per common share from discontinued operations
Basic	$-	$(0.04)	$-	$-
Diluted	$-	$(0.04)	$-	$-
Net income per common share
Basic	$0.92	$0.40	$0.37	$0.34
Dilute	$0.88	$0.37	$0.36	$0.31
Weighted average common shares outstanding
Basic	18,020,554	13,828,739	19,898,235	13,739,880
Diluted	18,792,520	14,890,318	20,373,536	15,445,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

UNIVERSAL TRAVEL GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2010	2009
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,551,059	$5,509,420
Add:
Net loss from discontinued operations	-	592,620
Income from operations	16,551,059	6,102,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,254,187	422,628
Provision for doubtful accounts	59,578	13,961
Stock based compensation	990,846	802,157
(Gain)/Loss on change in fair value of derivative liabilities	(1,253,181)	6,553,971
(Gain)Loss on sales of fixed assets	(65,853)	-
(Increase) / decrease in assets:
Restricted cash	(73,488)	-
Accounts receivable	(7,730,724)	(6,156,621)
Other receivable	924,561	(51,293)
Due from related party	(995,798)	-
Advances	440,115	(1,007)
Prepayments	(792,128)	126,851
Trade deposits	2,118,139	582,541
Escrow deposits	-	762,800
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	3,605,152	2,041,436
Customer deposits	308,915	393,320
Income tax payable	658,821	(78,773)
Net cash provided by continuing operations	16,000,201	11,514,011
Net cash provided by discontinued operations	-	435,259
Net cash provided by operating activities	16,000,201	11,949,270

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(2,779,988)	(3,627,267)
Purchase of intangibles	(51,359)	(187,810)
(Increase)/Decrease in notes receivable	(3,028,571)	599,151
Proceeds from sale of fixed assets	5,599,590	-
Acquisition deposits	497,330	-
Paid for acquisition – net of cash acquired	(15,782,799)	-
Net cash (used in) continuing operations	(15,545,797)	(3,215,926)
Net cash (used in) discontinued operations	-	(1,035,125)
Net cash (used in) by investing activities	(15,545,797)	(4,251,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of equity financing	18,768,054	-
Proceeds from warrants exercise	-	9,570
Net cash provided by financing activities	18,768,054	9,570

Effect of exchange rate changes on cash and cash equivalents	690,945	64,144

Net change in cash and cash equivalents	19,913,403	7,771,933
Cash and cash equivalents, beginning balance	36,574,741	15,720,182
Cash and cash equivalents, ending balance	$56,488,144	$23,492,115

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$4,271,081	$4,164,214

Other non-cash transactions
Net assets sold of discontinued operations	$-	$1,659,292
Goodwill attributable to sold discontinued operations	-	3,630,539
Note received on disposition	-	(2,773,411)
Fair value of treasury stock received	-	(2,780,950)
Loss on disposition	-	(770,595)
Net cash of discontinued operations	$-	$(1,035,125)

Purchased goodwill	$(14,612,639)	$-
Purchased intangible assets	(3,236,376)	-
Fair value of assets purchased less cash acquired	(767,602)	-
Acquisition financed with stock issuance	2,833,818	-
Acquisition paid for with cash - net of acquired	$(15,782,799)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NIVERSAL TRAVEL GROUP
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

These accompanying unaudited condensed consolidated financial statements of Universal Travel Group (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. The Company's functional currency is the Chinese Renminbi, however the accompanying unaudited condensed consolidated financial statements have been translated and presented in United States Dollars. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period. Accordingly, the results from operations for the three and nine-month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission (“SEC”).

The Company operates in three segments in accordance with accounting guidance FASB ASC Topic 280, “Segment Reporting.” Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2010 and December 31, 2009, our cash and cash equivalents consisted primarily of prime institutional money market funds with no maturities limit as well as bank account balances. Given the current economic environment and the financial conditions of the banking industry there is risk that deposits may not be readily available or covered by such insurance, The Company has had no loss on excess cash in domestic or foreign banks in past years. As of September 30, 2010, cash on hand and cash in bank are $241,059 and $56,247,085, respectively.

Restricted Cash

Restricted cash of $176,169 and $102,681 as of September 30, 2010 and December 31, 2009, respectively, consists of cash deposited in bank required and hold by Providence Travel Bureaus.

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

On September 10, 2010, Shenzhen Xunbao E-Commerce Co. paid the amount of $1,492,961 to YZL as the first payment. The second payment amount of $2,239,441 and the remaining amount are due within 30 and 90 days of the closing date, respectively. As of September 30, 2010, the balance due from Shenzhen Xunbao was $4,523,883 and recorded in note receivable in the accompanying Condensed Consolidated Balance Sheet at September 30, 2010.

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

As of September 30, 2010 and December 31, 2009, Goodwill consists of the following:

	September 30, 2010	December 31, 2009
Shanghai Lanbao Travel Service Co., Ltd.	$3,081,799	$3,081,799
Foshan Overseas International Travel Service Co., Ltd.	6,049,576	6,049,576
Xian Golden Net Travel Serve Services Co.,Ltd.	764,895	764,895
Zhengzhou Yulongkang Agency Co., Ltd.	3,812,004	-
Hebei Taiyuan Travel Agency Co., Ltd.	3,320,700	-
Huangshan Holiday Travel Service Co., Ltd	1,892,511	-
Kunming Business Travel Service Co., Ltd.	3,977,608	-
Shanxi Jinyang Travel Agency Co., Ltd.	1,609,816	-
	$24,508,909	$9,896,270

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

The Company determined the fair value of the reset provisions at January 1, 2009 was $1,470,199 as the initial fair value at the adoption date of EITF No. 07-05.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: 0%; volatility: 129%, risk free rate: 1.72%, expected term: 4.65 years.

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

Cost of Services

Costs of services for air tickets cover mainly business and revenue related expenses and commission paid to retail agents.  Costs of services for hotel reservations cover mainly commissions paid to the sales agents for selling hotel rooms in the Company’s system, no any accrued commission split to sales agents due to the same day transaction. Costs of services for the cargo agency business mainly included the costs of warehousing and delivery charges.  Costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

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

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The Company’s intangible assets consist primarily of map of hotels and scenic spots used for marketing purposes, CRM systems software, accounting software. These definitive lived intangible assets are being amortized over their useful lives. Expenditures of $51,359 and $187,810 were capitalized for the nine month periods ended September 30, 2010 and 2009, respectively, and will be amortized over a 5 year life.  In conjunction the acquisitions during the nine month periods ended September 30, 2010, the Company capitalized $3,236,376 of Identifiable Intangible Assets, which are being amortized over 5 years. The Company recorded amortization expenses for definitive lived intangible assets of $23,687 and $42,322 for the three month periods ended September 30, 2010 and 2009, $69,248 and $97,894 for the nine month periods ended September 30, 2010 and 2009, respectively, and amortization expenses for Identifiable Intangible Assets of $161,819 and $260,937 for the three and nine month periods ended September 30, 2010, respectively. The Company will record approximately $742,024, $742,024, $742,024, $680,496, and $228,404 over the next five years, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Nine months ended Sept 30,		Three months ended Sept 30,
	2010	2009	2010	2009
Basic earnings from continuing operations per share:
Numerator:
Income from continuing operations used in computing basic earnings per share	$16,551,059	$6,102,040	$7,274,046	$4,712,905
Income from continuing operations applicable to common shareholders	$16,551,059	$6,102,040	$7,274,046	$4,712,905
Denominator:
Weighted average common shares outstanding	18,020,554	13,828,739	19,898,235	13,739,880
Basic earnings per share from continuing operations	$0.92	$0.44	$0.37	$0.34
Diluted earnings per share from continuing operations:
Numerator:
Income from continuing operations used in computing diluted earnings per share	$16,551,059	$6,102,040	$7,274,046	$4,712,905
Income from continuing operations applicable to common shareholders	$16,551,059	$6,102,040	$7,274,046	$4,712,905
Denominator:
Weighted average common shares outstanding	18,020,554	13,828,739	19,898,235	13,739,880
Weighted average effect of dilutive securities:
Stock options and warrants	771,966	1,061,579	475,301	1,705,470
Shares used in computing diluted net income per share	18,792,520	14,890,318	20,373,536	15,445,350
Diluted earnings per share from continuing operations	$0.88	$0.41	$0.36	$0.31

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share (Continued)

	Nine months ended Sept 30,		Three months ended Sept 30,
	2010	2009	2010	2009
Basic earnings (losses) from discontinuing operations per share:
Numerator:
Income (loss) from discontinuing operations used in computing basic earnings per share	$-	$(592,620)	$-	$-
Income (loss) from discontinuing operations applicable to common shareholders	$-	$(592,620)	$-	$-
Denominator:
Weighted average common shares outstanding	18,020,554	13,828,739	19,898,235	13,739,880
Basic (loss) per share from discontinuing operations	$-	$(0.04)	$-	$-
Diluted earnings (losses) per share from discontinuing operations:
Numerator:
Income (loss) from discontinuing operations used in computing diluted earnings (losses) per share	$-	$(592,620)	$-	$-
Income (loss) from discontinuing operations applicable to common shareholders	$-	$(592,620)	$-	$-
Denominator:
Weighted average common shares outstanding	18,020,554	13,828,739	19,898,235	13,829,091
Weighted average effect of dilutive securities:
Stock options and warrants	771,966	1,061,579	475,301	1,616,259
Shares used in computing diluted net income (loss) per share	18,792,520	14,890,318	20,373,536	15,445,350
Diluted (loss) per share from discontinuing operations	$-	$(0.04)	$-	$-
Total net income per common share
Basic	$0.92	$0.40	$0.37	$0.34
Diluted	$0.88	$0.37	$0.36	$0.31

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505,”Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our condensed consolidated statement of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

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

The following summarizes the Company’s deposits outstanding by each of its subsidiaries and the nature and purpose of each deposit as of September 30, 2010 and December 31, 2009:

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

Note 6 – NOTES RECEIVABLE

As of September 30, 2010 and December 31, 2009, Notes receivable had balance of $4,823,883 and $1,711,392, respectively.

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

Note 8 - INCOME TAXES

The Company through its primary operating subsidiary, Shenzhen Yuzhilu Aviation Service Co., Ltd. (“YZL”), is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred accumulated net operating losses for income tax purposes. YZL is subject to the PRC Enterprise Income Tax (EIT) at a statutory rate of 22% and 20% for tax years ending 2010 and 2009, respectively. However, other PRC operating subsidiaries have a statutory rate of 25%. The following is components of income tax expense and actual effective tax rate for the three and nine months ended September 30, 2010 and 2009.

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Current income tax expense	$5,608,744	$4,029,194	$2,547,194	$1,891,043
Actual effective tax rate	25.31%	39.77%	25.94%	28.64%

The Company recognized deferred tax liabilities and recorded a corresponding entry to goodwill from acquired identified intangible assets of five new acquisitions in March and June of 2010. As of September 30, 2010, deferred tax liabilities recognized from acquired identifiable intangibles are $809,094.

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
SEPTEMBER 30, 2010

Note 9 – COMMITMENTS

The Company leases various office facilities from one year to six years periods under monthly payments. Rental expense for leases consisted of $757,338 and $309,711 for nine months period ended September 30, 2010 and 2009, respectively. Rental expense for leases were $238,528 and $161,808 for three months period ended September 30, 2010 and 2009, respectively.  The Company has future minimum lease obligations as of September 30, 2010 as follows:

2011	$363,824
2012	297,691
2013	247,902
2014	171,465
2015	4,777
There after	10,077
Total	$1,095,736

Note 10 – COMMON STOCK

In March and June of 2010, the Company had 5 acquisitions to fit the geographic expansion strategy, and in all and every acquisition, the Company negotiated in arm's length with acquisition target and got Board approval before closing.

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

	Total	Exercise Price	Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2009	1,603,888	$2.70–11.25	6.67-9yrs	-
Forfeited in 2010	(70,000)
Outstanding, September 30, 2010	1,533,888

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

Note 12 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of September 30, 2010 and December 31, 2009 are as follows:

	Foreign Currency	Accumulated Other
	Translation	Comprehensive
	Adjustment	Income

Balance December 31, 2008	$1,520,166	$1,520,166
Changes for the year ended December 31, 2009	124,967	124,967
Balance December 31, 2009	1,645,133	1,645,133
Changes for the nine months ended September 30, 2010	442,984	442,984
Balance at September 30, 2010	$2,088,187	$2,088,187

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

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd., hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd, packaged tours segment relates to Chongqing Travel World E-Business Co., Ltd., Foshan Overseas International Travel Service Co., Ltd., Xian Golden Net Travel Serve Service Company Ltd., Shenzhen Universal Travel Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Kunming Business Travel Service Co., Ltd., and Shanxi Jinyang Travel Agency Co., Ltd.. Management monitors these segments regularly to make decisions about resources to be allocated to the segment and assess its performance.

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 15 -   SEGMENT INFORMATION (CONTINUED)

The following tables present summarized information by segment:

	Air	Hotel	Package
	Ticketing	Reservation	Tours	Other		Total
	Nine Months Ended September 30, 2010
Revenue, net	$14,439,187	$10,862,393	$72,507,188		$-	$97,808,768
Cost of services	$4,913,895	$3,533,764	$62,902,349		$-	$71,350,008
Gross profit	$9,525,292	$7,328,629	$9,604,839		$-	$26,458,760
Income from operations	$6,714,151	$7,189,368	$8,831,760		$(1,891,991)	$20,843,288
Depreciation & Amortization	$1,201,092	$1,459	$51,636	$		$1,254,187
Asset Expenditures	$2,740,871	$38,105	$1,012	$		$2,779,988
Total assets	$62,052,012	$9,642,792	$37,798,215		$21,406,100	$130,899,119
	Nine Months Ended September 30, 2009
Revenue, net	$10,922,307	$9,063,229	$43,380,908	$		$63,366,444
Cost of services	$3,121,300	$2,868,994	$37,577,930		$-	$43,568,224
Gross profit	$7,801,007	$6,194,235	$5,802,978		$-	$19,798,220
Income from operations	$6,797,123	$5,987,617	$5,477,448		$(1,625,068)	$16,637,120
Depreciation & Amortization	$407,904	$3,384	$11,340		$-	$422,628
Asset Expenditures	$3,625,949	$-	$1,318		$-	$3,627,267
Total assets	$37,386,452	$11,746,801	$10,146,807		$2,097,985	$61,378,045
	Three Months Ended September 30, 2010
Revenue, net	$5,736,699	$4,400,270	$35,379,897		$-	$45,516,866
Cost of services	$2,080,605	$1,554,191	$30,410,425		$-	$34,045,221
Gross profit	$3,656,094	$2,846,079	$4,969,472		$-	$11,471,645
Income from operations	$2,549,069	$2,799,878	$4,701,748		$(551,338)	$9,499,357
Depreciation & Amortization	$460,857	$580	$29,043	$		$490,480
Asset Expenditures	$1,744,295	$4,638	-		$-	$1,748,933
	Three Months Ended September 30, 2009
Revenue, net	$4,876,665	$3,832,254	$21,002,607		$-	$29,711,526
Cost of services	$1,435,136	$1,185,367	$18,298,887		$-	$20,919,390
Gross profit	$3,441,529	$2,646,887	$2,703,720		$-	$8,792,136
Income from operations	$3,074,462	$2,516,078	$2,630,460		$(787,666)	$7,433,334
Depreciation & Amortization	$227,389	$766	$3,734		$-	$231,889
Asset Expenditures	$67,244	$-	$1,318		$-	$68,562

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 16 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has reclassified and restated certain line items on the September 30, 2010 unaudited consolidated financial statements.

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

•	Reported properly deferred tax liabilities

Consolidated statement of income and comprehensive income
•	Reclassified business tax and levies from selling expenses and COGS to revenues;
•	Reclassified commission paid to retail air ticketing agencies from selling expenses to COGS;
•
Restated overstated net income $857,026, revenues $11,352,982, and expenses for the nine months ended September 30, 2010 due to an inconsistency between the acquisition dates of five new subsidiaries per the Company's 8-K filings and the reported periods of profit and loss statements included in the consolidated financial statements of the company ;

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

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 16 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the effects of the reclassifications and restatements on the previously issued consolidated balance sheet as of September 30, 2010 (restated):

	As of September 30, 2010		Changes
	As restated	As previously reported	Inc/(Dec)
ASSETS
Cash and cash equivalents	$56,488,144	$56,664,313	(176,169)
Restricted cash	176,169	-	176,169
Accounts receivable, net	25,665,637	25,665,637	-
Other receivables and deposits, net	483,257	483,257	-
Due from related party	1,013,386	1,013,386	-
Trade deposit	7,802,370	7,802,370	-
Prepayments	1,531,433	1,531,433	-
Note receivable	4,823,883	4,823,883	-
Acquisition Deposits	3,644,317	3,644,317	-
Total Current Assets	101,628,596	101,628,596	-

Property & equipment, net	1,464,823	1,464,823	-
Intangible assets, net	3,296,791	3,134,972	161,819
Goodwill	24,508,909	24,812,040	(303,131)
Total Noncurrent Assets	29,270,523	29,411,835	(141,312)
Total Assets	$130,899,119	$131,040,431	(141,312)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,873,874	$6,873,874	-
Customer deposits	2,366,875	2,366,875	-
Income tax payable	2,719,351	2,719,351	-
Total Current Liabilities	11,960,100	11,960,100
Derivative liability	562,139	562,139	-
Deferred tax liabilities	809,094	-	809,094
Total Liabilities	13,331,333	12,522,239	809,094

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 19,898,235 and 16,714,457 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	19,898	19,898	-
Additional paid in capital	60,261,179	60,261,179	-
Statutory reserve	732,282	732,282	-
Retained earnings	54,466,310	55,323,336	(857,026)
Accumulated other comprehensive income	2,088,117	2,181,497	(93,380)
Total Stockholders' Equity	117,567,786	118,518,192	(950,406)
Total Liabilities and Stockholders' Equity	$130,899,119	$131,040,431	(141,312)

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 16 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the effects of the reclassifications and restatements on the previously issued consolidated income and comprehensive income for the three months ended September 30, 2010 (restated):

	For the three months ended September 30, 2010		Changes
	As restated	As previously reported	Inc/(Dec)
Revenues	$45,516,866	$46,290,131	(773,265)
Cost of services	34,045,221	32,827,460	1,217,761
Gross profit	11,471,645	13,462,671	(1,991,026)

Selling, general and administrative expenses	(2,038,141)	(4,029,167)	1,991,026
Gain on disposal of fixed assets	65,853	65,853	-
Income from operations	9,499,357	9,499,357	-

Other income (expense)
Other income (expense)	(17)	(17)	-
Gain/(Loss) on change in fair value of derivative liabilities	304,177	304,177	-
Interest income	17,723	17,723	-
Total other income (expense)	321,883	321,883	-
Income before income taxes	9,821,240	9,821,240	-

Provision for income taxes	2,547,194	2,547,194	-
Net Income	7,274,046	7,274,046	-

Comprehensive Income
Net Income	$7,274,046	$7,274,046	-
Foreign currency translation adjustments	897,063	897,063	-
Total Comprehensive income	$8,171,109	$8,171,109	-

Income per common share
Basic	$0.37	$0.37	-
Diluted	$0.36	$0.36	-
Weighted average common shares outstanding
Basic	19,898,235	19,898,235	-
Diluted	20,373,536	20,373,536	-

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 16 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the effects of the reclassifications and restatements on the previously issued consolidated income and comprehensive income for the nine months ended September 30, 2010 (restated):

	For the nine months ended September 30, 2010		Changes
	As restated	As previously reported	Inc/(Dec)
Revenues	$97,808,768	$109,161,750	$(11,352,982)
Cost of services	71,350,008	76,643,966	(5,293,958)
Gross profit	26,458,760	32,517,784	(6,059,024)

Selling, general and administrative expenses	(5,681,325)	(10,553,846)	4,872,521
Gain on disposal of fixed assets	65,853	65,853	-
Income from operations	20,843,288	22,029,791	(1,186,503)

Other income (expense)
Other income	6,900	6,900	-
Gain/(Loss) on change in fair value of derivative liabilities	1,253,181	1,253,181	-
Interest income	56,434	58,435	(2,001)
Total other income (expense)	1,316,515	1,318,516	(2,001)
Income before income taxes	22,159,803	23,348,307	(1,188,504)

Provision for income taxes	5,608,744	5,940,222	(331,478)
Net Income	$16,551,059	$17,408,085	$(857,026)

Comprehensive Income
Net Income	$16,551,059	$17,408,085	$(857,026)
Foreign currency translation adjustments	442,984	536,364	(93,380)
Total Comprehensive income	$16,994,043	$17,944,449	$(950,406)

Income per common share from continuing operations
Basic	$0.92	$0.97	$(0.05)
Diluted	$0.88	$0.93	$(0.05)
Weighted average common shares outstanding
Basic	18,020,554	18,020,554	-
Diluted	18,792,520	18,792,520	-

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 16 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the effects of the reclassifications and restatements on our previously issued consolidated statement of cash flow for the nine months ended September 30, 2010 (restated):

	For the nine months ended September 30, 2010		Changes
	As restated	As previously reported	Inc/(Dec)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,551,059	$17,408,085	$(857,026)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,254,187	1,442,882	(188,695)
Provision for doubtful accounts	59,578	59,578	0
Stock based compensation	990,846	990,846	-
(Gain)/Loss on change in fair value of derivative liabilities	(1,253,181)	(1,253,181)	-
(Gain)Loss on sales of fixed assets	(65,853)	(65,853)	-
(Increase) / decrease in assets:
Restricted cash	(73,488)	-	(73,488)
Accounts receivable	(7,730,724)	(7,491,630)	(239,094)
Other receivable	924,561	1,151,103	(226,542)
Due from related party	(995,798)	(995,798)	-
Advances	440,115	440,115	-
Prepayments	(792,128)	(991,909)	199,781
Trade deposits	2,118,139	2,109,924	8,215
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	3,605,152	3,554,277	50,875
Customer deposits	308,915	325,446	(16,531)
Income tax payable	658,821	385,391	273,430
Net cash provided by operating activities	16,000,201	17,069,276	(1,069,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(2,779,988)	(2,779,988)	-
Purchase of intangibles	(51,359)	(51,359)	-
(Increase)/Decrease in notes receivable	(3,028,571)	(3,028,571)	-
Proceeds from sale of fixed assets	5,599,590	5,599,590	-
Acquisition deposits	497,330	497,330	-
Paid for acquisition – net of cash acquired	(15,782,799)	(16,085,929)	303,130
Net cash (used in) by investing activities	(15,545,797)	(15,848,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of equity financing	18,768,054	18,768,054	-
Net cash provided by financing activities	18,768,054	18,768,054	-

Effect of exchange rate changes on cash and cash equivalents	690,945	(1,512)	692,457

Net change in cash and cash equivalents	19,913,403	19,986,891	(73,488)
Cash and cash equivalents, beginning balance	36,574,741	36,677,422	-
Cash and cash equivalents, ending balance	$56,488,144	$56,664,313	$(176,169)

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$4,271,081	$4,875,346	$(604,265)

Other non-cash transactions
Purchased goodwill	$(14,612,639)	$(14,915,770)	$303,131
Purchased intangible assets	(3,236,376)	(3,236,376)	-
Fair value of assets purchased less cash acquired	(767,602)	(767,602)	-
Acquisition financed with stock issuance	2,833,818	2,833,818	-
Acquisition paid for with cash - net of acquired	$(15,782,799)	$(16,085,929)	$303,130

UNIVERSAL TRAVEL GROUP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 17 - PRO FORMA FINANCIAL STATEMENTS

Pro Forma financial statements present revenue and related data of five subsidiaries acquired in 2010 as if the acquisitions were made at the earliest date presented of January 1, 2009.

For the nine months ended September 30, 2010 and 2009, the revenue, income from operations, net income, and net income per common share in Pro Forma financial statements are as follow:

	For the nine months ended September 30,
	2010	2009
Revenues	$111,312,695	$100,881,634
Income from operations	$22,426,069	$20,052,454
Net Income	$17,705,677	$8,054,205
Net income per common share
Basic	$0.98	$0.58
Dilute	$0.94	$0.54

Note 18 - SUBSEQUENT EVENTS

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

Item 2.  Management’s Discussion and Analysis of Financial Condition or Result of Operation.

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

Business Overview

Headquartered in Shenzhen, Guangdong Province, the Company is a travel services provider in the People’s Republic of China (“PRC”) and is engaged in providing reservation, booking, and domestic and international travel and tourism services throughout China via the internet, its tripeasy kiosks and through call center customer representatives. Under the theme of “Wings towards a more colorful life”, our core service segments include air-ticketing, hotels reservations and packaged tours.

We started our business in 1998, incorporated in Shenzhen, China, as Shenzhen Yuzhilu Aviation Service Co., Ltd. (“YZL”), and was primarily engaged in air-ticketing business.

In 2007, we completed the acquisition of Speedy Dragon Enterprise Limited, specializing in air cargo agency (“SSD”); Xi'an Golden Net Travel Serve Services Co., Ltd. (“XGN”), specializing in travel packaged tours; Shanghai Lanbao Travel Service Co., Ltd. (“SLB”), specializing in hotel reservations and Foshan Overseas International Travel Service Co., Ltd. (“FOI”), a PRC-based company that handles both domestic and international travel inquiries.

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

In March 2010, we completed the acquisition of Huangshan Holiday Travel Service Co., Ltd. (“HHT”), Hebei Tianyuan International Travel Agency Co., Ltd. (“HTT”), and Zhengzhou Yulongkang Travel Agency Co., Ltd. (“ZYT”). At the end of June 2010, we also completed the acquisition of Shanxi Jinyang Travel Agency Co., Ltd. (“SJT”) and Kunming Business Travel Agency Co., Ltd. (“KBT”), two other packaged tour services providers included into our operations from their dates of acquisition.

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

We currently have three discrete lines of business and revenue. Our air-ticketing segment relates to the segment reporting of YZL and CTE. Our hotel reservation segment relates to SLB and HHT. Our packaged tours segment relates to CTE, FOI, XGN, STA, HHT, HTT, ZYT, SJT and KBT.

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

On September 10, 2010, we sold all our 1,523 tripeasy kiosks to Shenzhen Xunbao E-Commerce Co., Ltd. (“SXB”), an online insurance company, for RMB 40.3 million (approximately $5.9 million) in cash. We received a two-year exclusive sales right for all travel related products on the kiosks as part of the sales transaction.  Accordingly, the sale has no impact on our performance in the third quarter, and we believe this will save our depreciation and maintenance costs and will improve our overall margin and financial performance.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

	For The Three Months Ended
	September 30,		Increase/
	2010	2009	(Decrease)	Percentage
	Restated
Revenues	$45,516,866	$29,711,526	$15,805,340	53.20%
Cost of services	34,045,221	20,919,390	13,125,831	62.74%
Gross profit	11,471,645	8,792,136	2,679,509	30.48%
Selling, general and administrative expenses	(2,038,141)	(1,358,802)	(679,339)	50.00%
Gain on disposal of fixed assets	65,853	-	65,853	100.00%
Income from operations	9,499,357	7,433,334	2,066,023	27.79%
Other income (expenses)	(17)	2,460	(2,477)	-100.69%
Gain/(Loss) on change in fair value of derivative liabilities	304,177	(847,754)	1,151,931	-135.88%
Interest income	17,723	15,910	1,813	11.40%
Income before income taxes	9,821,240	6,603,950	3,217,290	48.72%
Provision for income taxes	2,547,194	1,891,043	656,151	34.70%
Net Income	$7,274,046	$4,712,907	$2,561,139	54.34%

For the three months ended September 30, 2010:
	Air	(%) of	Hotel	(%) of	Package	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$5,736,699	12.60%	$4,400,270	9.67%	$35,379,897	77.73%	$45,516,866
Cost of services	$2,080,605	6.11%	$1,554,191	4.57%	$30,410,425	89.32%	$34,045,221
Gross profit	$3,656,094	31.87%	$2,846,079	24.81%	$4,969,472	43.32%	$11,471,645
Gross margin	63.73%		64.68%		14.05%		25.20%
Segment effect in gross margin (*)	8.03%		6.25%		10.92%		25.20%

For the three months ended September 30, 2009:
	Air	(%) of	Hotel	(%) of	Package	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$4,876,665	16.41%	$3,832,254	12.90%	$21,002,607	70.69%	$29,711,526
Cost of services	$1,435,136	6.86%	$1,185,367	5.67%	$18,298,887	87.47%	$20,919,390
Gross profit	$3,441,529	39.14%	$2,646,887	30.11%	$2,703,720	30.75%	$8,792,136
Gross margin	70.57%		69.07%		12.87%		29.59%
Segment effect in gross margin (*)	11.58%		8.91%		9.10%		29.59%

(*) “Segment effect in Gross Margin” was calculated by multiplying “the percentage of the segment revenue over the total revenue” with “gross margin of the related sector”. This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of YZL and CTE. Our hotel reservation segment relates to SLB and HHT. Our packaged tours segment relates to CTE, FOI, XGN, STA, HHT, HTT, ZYT, SJT, and KBT.

Revenues for the three months ended September 30, 2010 were $45,516,866, compared to $29,711,526 for the same period in 2009, an increase of $15,805,340, or approximately 53.2%. The contributions from the five newly acquired subsidiaries were $11,461,298, or 24.95% of our total revenues for these three months. Excluding this effect, revenues for the three months ended September 30, 2010 were $34,055,568, compared to $29,711,526 for the same period in 2009, an increase of $4,344,042, or approximately 14.62%.

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

Revenue from air-ticketing segment were $5,736,699 for the three months ended September 30, 2010 compared to $4,876,665 for the same period last year, an increase of $860,034, or approximately 17.64%. This increase was generally driven by the increase in air-ticket sales volume, approximately 250,000 more tickets were sold compared to same period last year, and further improved by the operations from our CTE subsidiary. We attribute the higher air ticket sales to the booming tourism, general inflation in Chinese economy, as well as the downgraded competition among airlines. As China’s economy grows, we believe that our growth in air-ticketing is sustainable in the foreseeable future.

Revenue from hotel reservations segment were $4,400,270 for the three months ended September 30, 2010 compared to $3,832,254 for the same period in 2009, an increase of $568,016, or approximately 14.82%. We did not buy out any hotel inventory during the Shanghai World Expo period, and therefore the growth in this segment was not as high as other segments. We believe that after this one-time event, our hotel segment will continue to grow in the foreseeable future.

Revenue from our packaged tour segment were $35,379,897 for the three months ended September 30, 2010, compared to $21,002,607 for the same period in 2009, an increase of $14,377,290, or approximately 68.45%. Excluding the effect of the five newly acquired subsidiaries, which was $11,461,298, our revenues from this segment were $23,918,599 for the three months ended September 30, 2010, compared to $21,002,607, for the same period in 2009, an increase of $2,915,992, or approximately 13.88%, we serviced approximately 36,000 more customer days organically compared to the same period last year. This increase is a result of the growth of the Chinese economy, improved operations from STA and our efforts in carrying out various marketing programs.

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

Costs of services for the three months ended September 30, 2010 were $34,045,221 compared to $20,919,390 for the same period in 2009, an increase of $13,125,831, or approximately 62.74%. The comparatively higher costs of services resulted from packaged tour segment making up a greater percentage of our total revenue and their corresponding higher cost of services. Excluding the costs of services for the five newly acquired subsidiaries, which was $9,822,971, costs of services for the three months ended September 30, 2010 were $24,222,250, compared to $20,919,390, for the same period in 2009, an increase of $3,302,860, or approximately 15.09%. The increase is in tandem with the increase in revenue.

Costs of services from air-ticketing segment were $2,080,605 for the three months ended September 30, 2010, compared to $1,435,136 for the same period last year, an increase of $645,469, or approximately 44.98%. This increase is associated with the higher booking volumes, higher depreciation and maintenance cost related to tripeasy kiosks, higher salaries expenses along with increased numbers of employees in this segment.

Costs of services from hotel-reservation segment were $1,554,191 for the three months ended September 30, 2010, compared to $1,185,367 for the same period last year, an increase of $368,824, or approximately 31.11%. The increase is associated with a higher volume of commission split sales with retail agencies as we did not buy any hotel inventory for the period of the Shanghai World Expo.  The commission rate for retail agencies is about 80% of the total commission amount we receive from the hotels.

Costs of services from packaged-tour segment were $30,410,425 for the three months ended September 30, 2010, compared to $18,298,887 for the same period last year, an increase of $12,111,538 or approximately 66.19%. The increase is in tandem with the increase of revenue. Excluding the effect of the costs of services for the five newly acquired subsidiaries, which was $9,822,971, our costs of services from this segment were $20,587,454, for the three months ended September 30, 2010 compared to $18,298,887, for the same period in 2009, an increase of $2,288,567, or approximately 12.51%. The increase is also in tandem with the increase of revenue in this segment.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $11,471,645, compared to $8,792,136, for the same period in 2009, an increase of $2,679,509, or approximately 30.48%. The increase in gross profit is due to the same factors contributing to the growth in revenue. The growth in our domestic air-ticketing segment is a result of synergy from our packaged tour operations.

Gross profit in our air-ticketing segment was $3,656,094 for the three months ended September 30, 2010, compared to $3,441,529 for the same period last year, an increase of $214,565, or approximately 6.23%. Gross profit margin for the three months ended September 30, 2010 was 63.73%, compared to 70.57% for the same period in 2009, a slight decrease of approximately 6.84% as a result of increased depreciation expenses of our tripeasy kiosks. Because we have sold all our kiosks in September this year, we anticipate that our margin in the air-ticketing segment will improve in the coming quarter.

Gross profit in our hotel reservation segment was $2,846,079 for the three months ended September 30, 2010 compared to $2,646,887 for the same period last year, a increase of $199,192, or approximately 7.53%. Gross profit margin in this segment for the three months ended September 30, 2010 was 64.68% compared to 69.07% for the same period in 2009, a decrease of approximately 4.39%. The decreased gross profit margin is mostly associated with a higher volume of commission split sales with retail agencies for a higher portion of sales compared to the same period last year. We believe that after the one-time Shanghai World Expo event, our gross profit margin will improve in the foreseeable future.

Gross profit in our packaged tour segment was $4,969,472 for the three months ended September 30, 2010 compared to $2,703,720 for the same period last year, an increase of $2,265,752, or approximately 83.80%. Gross profit margin in this segment for the three months ended September 30, 2010 was 14.05% compared to 12.87% for the same period in 2009, an increase of 1.17%. We have managed to improve our overall profit margins as a result of our integration of the newly acquired subsidiaries this quarter, by leveraging off our greater bargaining power and synergy as a national travel group. We believe that our strong local contacts and network established through our subsidiaries are critical in our nationwide expansion strategy.

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

Consolidated gross margin for the three months ended September 30, 2010 came in at 25.20%, a 4.39% decrease from the 29.59% in the same period last year. The lower gross margin is mainly due to our changes in revenues mix. Due to the difference in revenues recognition, our packaged tour segment has a lower gross margin. During the three months ended September 30, 2010, revenues generated from packaged tour segment, which have a smaller profit-margin, grew at a higher rate than revenues generated from air ticketing and hotel reservations, leading to lower overall gross margin.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the three months ended September 30, 2010 and 2009 are as follows:

	For the three months ended September 30,
	2010	2009
Salary and commission	397,276	13,570
Marketing	40,147	34,410
Rent	96,095	67,197
Depreciation and amortization	134,464	23,189
Professional fees	229,842	249,375
Stock-based compensation	313,842	306,432
Other general and administrative expenses	826,475	664,629
Total	$2,038,141	$1,358,802

Selling, general and administrative expenses totaled $2,038,141 for three months ended September 30, 2010 compared to $1,358,802 for the same period last year, an increase of approximately 50.00%.

Selling, general and administrative expenses were approximately 4.48% of revenue for the three months ended September 30, 2010 as compared to 4.57% for the same period last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the three months ended September 30, 2010, as compared to the same period of last year. The higher expenses on salary and commission are associated with business expansion including approximately a 150 increase in employee headcount as a result of acquiring the five new subsidiaries this year and an increase in commission split as a result of increased number of large retail agencies. We do not foresee a continued increase in the commission split as the short of hotel inventory during the Shanghai World Expo is a one-off event and our operating focus is to increase our direct customer sales and royalties.

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

Net Income

Net income was $7,274,046, or 15.98% of revenues for the three months ended September 30, 2010, compared to $4,712,907, 15.86% of revenues for the same period last year. The increase in net income is mostly due to our efforts to expand our business, our merger and acquisition strategy, as well as the non-cash gain on change in fair value of derivative liability.

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

	For The Nine Months Ended
	September 30,		Increase/
	2010	2009	(Decrease)	Percentage
	Restated
Revenues	$97,808,768	$63,366,444	$34,442,324	54.35%
Cost of services	71,350,008	43,568,224	27,781,784	63.77%
Gross profit	26,458,760	19,798,220	6,660,540	33.64%
Selling, general and administrative expenses	(5,681,325)	(3,161,100)	(2,520,225)	79.73%
Gain on disposal of fixed assets	65,853	-	65,853	100.00%
Income from operations	20,843,288	16,637,120	4,206,168	25.28%
Other income	6,900	8,879	(1,979)	-22.29%
Gain/(Loss) on change in fair value of derivative liabilities	1,253,181	(6,553,971)	7,807,152	-119.12%
Interest income	56,434	39,206	17,228	43.94%
Income before income taxes –continuing operations	22,159,803	10,131,234	12,028,569	118.73%
Provision for income taxes	5,608,744	4,029,194	1,579,550	39.20%
Income from continuing operations	$16,551,059	$6,102,040	$10,449,019	171.24%
Income from discontinued operations	$-	$177,975	$(177,975)	-100.00%
Loss on disposition of discontinued operations	-	(770,595)	770,595	-100.00%
Loss from discontinued operation	$-	$(592,620)	$592,620	-100.00%
Net Income	$16,551,059	$5,509,420	$11,041,639	200.41%

For the nine months ended September 30, 2010:
	Air	(%) of	Hotel	(%) of	Package	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$14,439,187	14.76%	$10,862,393	11.11%	$72,507,188	74.13%	$97,808,768
Cost of services	$4,913,895	6.89%	$3,533,764	4.95%	$62,902,349	88.16%	$71,350,008
Gross profit	$9,525,292	36.00%	$7,328,629	27.70%	$9,604,839	36.30%	$26,458,760
Gross margin	65.97%		67.47%		13.25%		27.05%
Segment effect in gross margin (*)	9.74%		7.49%		9.82%		27.05%

For the nine months ended September 30, 2009:
	Air	(%) of	Hotel	(%) of	Package	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$10,922,307	17.24%	$9,063,229	14.30%	$43,380,908	68.46%	$63,366,444
Cost of services	$3,121,300	7.16%	$2,868,994	6.59%	$37,577,930	86.25%	$43,568,224
Gross profit	$7,801,007	39.40%	$6,194,235	31.29%	$5,802,978	29.31%	$19,798,220
Gross margin	71.42%		68.34%		13.38%		31.24%
Segment effect in gross margin (*)	12.31%		9.78%		9.16%		31.24%

(*) “Segment effect in Gross Margin” was calculated by multiplying “the percentage of the segment revenue over the total revenue” with “gross margin of the related sector”. This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of YZL and CTE. Our hotel reservation segment relates to SLB and CTE. Our packaged tour segment relates CTE, FOI, XGN, STA, HHT, HTT, ZYT, SJT and KBT.

Revenues for the nine months ended September 30, 2010 were $97,808,768, compared to $63,366,444 for the same period in 2009, an increase of $34,442,324, or approximately 54.35%. The contributions from the five newly acquired subsidiaries were $18,736,886, or 19.16% of our total revenues for these nine months. Excluding this effect, revenues for the nine months ended September 30, 2010 were $79,071,882, compared to $63,366,444 for the same period 2009, an increase of $15,705,438 or approximately 24.79%.

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

Revenues from air-ticketing segment were $14,439,187 for the nine months ended September 30, 2010 compared to $10,922,307 for the same period last year, an increase of $3,516,880, or approximately 32.20%. This increase is generally driven by increase in air-ticket sales volume, approximately 600,000 more tickets were sold compared to the same fiscal period last year, and improved operations from CTE. We attribute the higher air ticket sales to the booming tourism, general inflation in Chinese economy, as well as the downgraded competition among airlines. As China’s economy grows, we believe that our growth in air-ticketing is sustainable in the foreseeable future.

Revenues from hotel reservation segment were $10,862,393 for the nine months ended September 30, 2010 compared to $9,063,229 for the same period in 2009, an increase of $1,799,164, or approximately 19.85%. We did not buy out any hotel inventory during the period of the Shanghai World Expo, and therefore the growth in this segment is not as high as our other segments. We believe that after this one-time event, our hotel reservations segment will continue to grow in the foreseeable future.

Revenues from our packaged tour segment were $72,507,188 for the nine months ended September 30, 2010, compared to $43,380,908 for the same period in 2009, an increase of $29,126,280, or approximately 67.14%. Excluding the effect on revenue from the five newly acquired subsidiaries, which was $18,736,886, our revenues from this segment were $53,770,302 for the nine months ended September 30, 2010, compared to $43,380,908, for the same period in 2009, an increase of $10,389,394, approximately 23.95%. We serviced approximately 120,000 more customer days organically compared to the same period last year. This increase is a result of the growth of Chinese economy, improved operations from STA, and our efforts in carrying out various marketing programs.

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

Costs of services for the nine months ended September 30, 2010 were $71,350,008 compared to $43,568,224 for the same period in 2009, an increase of $27,781,784, or approximately 63.77%. The comparatively higher costs of services resulted from packaged tour segment making up a greater percentage of our total revenue and their corresponding higher cost of services. Excluding the effect of the costs of services of the five newly acquired subsidiaries, which is $15,988,954, costs of services for the nine months ended September 30, 2010 were $55,361,054, compared to $43,568,224, for the same period in 2009, an increase of $11,792,830, or approximately 27.07%. The increase is in tandem with the increase of revenue.

Costs of services from air-ticketing segment were $4,913,895 for the nine months ended September 30, 2010, compared to $3,121,300 for the same period last year, an increase of $1,792,595, or approximately 57.43%. This increase is associated with the higher booking volumes, higher salaries expenses along with increased numbers of employees in this segment.

Costs of services from hotel-reservation segment were $3,533,764 for the nine months ended September 30, 2010, compared to $2,868,994 for the same period last year, an increase of $664,770, or approximately 23.17%. The increase is associated with increased volume in commission split sales to retail agencies for promoting our business and reclassification of cost of salary and rent.  We do not anticipate increases in commission splits.

Costs of services from packaged-tour segment were $62,902,349 for the nine months ended September 30, 2010, compared to $37,577,930 for the same period last year, an increase of $25,324,419 or approximately 67.39%. The increase is in tandem with the increase of revenue. Excluding the effect of the costs of services for the five newly acquired subsidiaries, which was $15,988,954, our costs of services from this segment were $46,913,395 for the nine months ended September 30, 2010 compared to $37,577,930 for the same period in 2009, an increase of $9,335,465, or approximately 24.84%. The increase is also in tandem with the increase of revenue.

Gross Profit

Gross profit for the nine months ended September 30, 2010 was $26,458,760 compared to $19,798,220, for the same period in 2009, an increase of $6,660,540, or approximately 33.64%. The increase in gross profit is due to the same factors contributing to the growth in revenue. The growth in both our domestic air-ticketing and hotel reservations segment is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $9,525,292 for the nine months ended September 30, 2010, compared to $7,801,007 for the same period last year, an increase of $1,724,285, or approximately 22.10%. Gross profit margin for the nine months ended September 30, 2010 was 65.97%, slightly lower than 71.42% for the same period in 2009. It is a result of increased depreciation and maintenance cost of our tripeasy kiosks, but as we sold all our kiosks in September this year, we anticipate that our margin in the air-ticketing segment will improve in the foreseeable future.

Gross profit in our hotel reservation segment was $7,328,629 for the nine months ended September 30, 2010 compared to $6,194,235 for the same period last year, an increase of $1,134,394, or approximately 18.31%. Gross profit margin in this segment for the nine months ended September 30, 2010 was 67.47%, compared to 68.34% for the same period in 2009, a slight decrease of 0.88%. The decreased gross profit margin is mostly due to the increase volume in commission split sales to retail agencies and the reclassification of the costs associated. We believe that after the one- time event, namely the Shanghai World Expo, our hotel segment will continue to grow in the foreseeable future.

Gross profit in our packaged tour segment was $9,604,839 for the nine months ended September 30, 2010 compared to $5,802,978 for the same period last year, an increase of $3,801,861, or approximately 65.52%.  Gross profit margin in this segment for the nine months ended September 30, 2010 was 13.25% compared to 13.38% for the same period 2009, a decrease of 0.13%. We have managed to improve our profit margins as a result of our integration of the newly acquired subsidiaries this year, by leveraging off our greater bargaining power and synergy as a national travel group. We believe that our strong local contacts and network established through our subsidiaries are critical in our nationwide expansion strategy.

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

Consolidated gross margin for the nine months ended September 30, 2010 came in at 27.05%, a 4.19% decrease from the 31.24% in the same period last year. The lower gross margin is mainly due to our changes in revenues mix. Due to the difference in revenues recognition, our packaged tour segment has lower gross margin. During the nine months ended September 30, 2010, revenues generated from packaged tour segment, which have a smaller profit-margin, grew at a much higher rate than revenues generated from air ticketing and hotel reservation segments, leading to lower overall gross margin.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the nine months ended September 30, 2010 and 2009 are as follows:

	For the nine months ended September 30,
	2010	2009
Salary and commission	1,114,975	444,537
Marketing	215,204	73,265
Rent	266,438	149,868
Depreciation and amortization	802,847	42,263
Professional fees	889,092	591,051
Stock-based compensation	990,846	802,157
Other general and administrative expenses	1,401,923	1,057,959
Total	$5,681,325	$3,161,100

Selling, general and administrative expenses totaled $5,681,325 for nine months ended September 30, 2010 compared to $3,161,100 for the same period last year, an increase of approximately 79.73%.

Selling, general and administrative expenses were approximately 5.81% of revenue for the nine months ended September 30, 2010 as compared to 4.99% for the same period last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the nine months ended September 30, 2010, as compared to the same period of last year. During the first three quarters of 2010, we incurred extra professional fees, amortization expenses of identified intangible assets, and consolidation expenses for the aforesaid mergers and acquisitions. To promote our businesses, especially the packaged tour segment, we spent $215,204 on advertisements in the first three quarters of 2010, while we did not incur so much for the same period last year. In the second half of 2009, we established two subsidiaries, CTE and STA. Depreciation and amortization expenses of these two newly established companies have been taken into account since the third quarter of 2009. The doubling of salary expense and commission is due to the increased split on commissions to large retail agencies as a result of increased sales volume and an increase in the number of new hires including employees from our five new acquisitions Average salary is approximately 2,000 RMB/month for first-line employees, and commission paid per marketing employee is approximately 2,500 RMB/month base on their performance.

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

Net Income

Net income was $16,551,059, or 16.92% of revenues for the nine months ended September 30, 2010, compared to $5,509,420, or 8.69% of revenues for the same period last year. The significant increase in net income is mostly due to our efforts to expand our business, our merger and acquisition strategy, as well as the non-cash gain on change in fair value of derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and equity raise. Cash and cash equivalents were $56,488,144 as of September 30, 2010. Current assets and current liabilities as of September 30, 2010 were $101,628,596 and $11,960,100, respectively, yielding working capital of $89,668,496. We believe that the funds available to us from operations and equity raise are adequate to meet our operating needs for the next twelve months. For the nine months ended September 30, 2010, net cash provided by operating activities was approximately $16,000,201, which resulted primarily from our operating cash flow and effective management of cash flow.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 22, 2011

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang
Chairwoman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jing Xie
Jing Xie
Chief Financial Officer
(Principal Financial Officer)