Form 10-Q
period 2011-03-31
UNIVERSAL TRAVEL GROUP
filed 2011-07-22
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of July 21, 2011, there are 19,898,235 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
UNIVERSAL TRAVEL GROUP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Universal Travel Group

We have reviewed the accompanying consolidated balance sheet of Universal Travel Group as of March 31, 2011, and the related consolidated statements of income and comprehensive income, and cash flows for the three-month periods ended March 31, 2011 and 2010. These consolidated financial statements are the responsibility of the company’s management.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
July 20, 2011

TABLE OF CONTENTS

Consolidated Condensed Balance Sheets	1

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income	2

Unaudited Condensed Consolidated Statements of Cash Flows	3

Notes to the Unaudited Condensed Consolidated Financial Statements	4 - 17

UNIVERSAL TRAVEL GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	Unaudited
ASSETS
Cash and cash equivalents	$58,682,354	$39,618,988
Restricted Cash	523,656	307,027
Accounts receivable, net	26,458,386	38,658,011
Other receivables and deposits, net	620,588	780,400
Trade deposit	8,303,907	8,173,426
Prepayments	1,179,991	1,216,857
Short term investments, at fair value	19,343,216	19,681,308
Note receivable	-	2,314,259
Total Current Assets	115,112,099	110,750,276

Property & equipment, net	1,576,600	1,692,595
Intangible assets, net	2,949,241	3,110,882
Goodwill	24,508,909	24,508,909
Total Noncurrent Assets	29,034,750	29,312,386
Total Assets	$144,146,849	$140,062,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,373,769	$5,045,674
Customer deposits	2,298,978	2,203,487
Income tax payable	1,889,988	3,189,965
Total Current Liabilities	8,562,735	10,439,126

Warrants - derivative liability	461,117	810,929
Deferred tax liability	477,397	477,397
Long-term income tax payable	30,804	30,804
Total Liabilities	9,532,053	11,758,256

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 19,898,235 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	19,898	19,898
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	-	-
Additional paid in capital	65,105,494	64,171,555
Statutory reserve	1,062,741	1,062,741
Retained earnings	64,079,716	59,624,186
Accumulated other comprehensive income	4,346,947	3,426,026
Total Stockholders' Equity	134,614,796	128,304,406
Total Liabilities and Stockholders' Equity	$144,146,849	$140,062,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TRAVEL GROUP
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31,

	2011	2010
Revenues
Air ticketing, net	$5,260,428	$3,905,975
Hotel reservation, net	3,693,953	3,030,106
Packaged tours, gross	24,841,112	13,489,698
	33,795,493	20,425,779
Cost of services
Air ticketing, net	1,916,323	1,367,871
Hotel reservation, net	1,374,384	998,417
Packaged tours, gross	21,629,570	11,803,197
	24,920,277	14,169,485

Gross Profit	8,875,216	6,256,294

Selling, general and administrative expenses	(2,998,098)	(1,565,987)
Income from operations	5,877,118	4,690,307

Other income (expense)
Other income (expense)	(14,390)	3,554
Gain on change of fair value of derivative liabilities	349,812	109,451
Interest income	117,534	22,189
Total other income	452,956	135,194

Income before income taxes–continuing operations	6,330,074	4,825,501

Provision for income taxes	1,874,544	1,279,066
Net Income	$4,455,530	$3,546,435

Comprehensive Income
Net income	$4,455,530	$3,546,435
Foreign currency translation adjustments	920,921	(503,904)
Total Comprehensive income	$5,376,451	$3,042,531

Net income per common share
Basic	$0.22	$0.21
Diluted	$0.22	$0.20

Weighted average common shares outstanding
Basic	19,898,235	16,822,339
Diluted	20,559,943	18,019,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TRAVEL GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,455,530	$3,546,435
Add:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307,279	301,104
Provision for doubtful accounts	-	24,931
Stock based compensation	933,939	336,632
(Gain)/Loss on change in fair value of derivative liabilities	(349,812)	(109,451)
(Increase) / decrease in assets:
Restricted cash	(213,048)	(70,190)
Accounts receivable	12,523,242	(1,365,395)
Other receivable	166,623	(392,698)
Advances	-	559
Prepayments	48,172	199,876
Trade deposits	(53,318)	(796,862)
Escrow deposits	-	-
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(717,113)	5,167,468
Customer deposits	74,494	(456,392)
Income tax payable	(1,325,735)	(589,990)
Deferred tax liabilities	-	495,589
Net cash provided by operating activities	15,850,253	6,291,615

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(18,249)	(619,616)
Purchase of intangibles	-	(29,298)
(Increase)/Decrease in short term investments	521,795	-
(Increase)/Decrease in notes receivable	2,328,522	972,935
Acquisition deposits	-	4,077,921
Cash paid for acquisition – net of cash acquired	-	(9,354,457)
Net cash (used in) investing activities	2,832,068	(4,952,515)

Effect of exchange rate changes on cash and cash equivalents	381,045	(253,640)

Net change in cash and cash equivalents	19,063,366	1,085,460
Cash and cash equivalents, beginning balance	39,618,988	36,574,741
Cash and cash equivalents, ending balance	$58,682,354	$37,660,201

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest payments	$-	$-
Income taxes	$3,174,521	$1,354,660

Purchased goodwill	$-	$(9,025,215)
Purchased intangible assets	-	(1,982,354)
Fair value of assets purchased less cash acquired	-	(382,477)
Acquisition financed with stock issuance	-	2,035,589
Acquisition paid for with cash - net of acquired	$-	$(9,354,457)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 1 - ORGANIZATION

Universal Travel Group was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited – BVI was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd. was incorporated on March 9, 1998 under the laws of the People’s Republic of China (PRC)., Xian Golden Net Travel Serve Services was incorporated on July 25, 2001 under the laws of PRC, Shanghai Lanbao Travel Service Co., Ltd. was established in 2002 under the laws of Shanghai China. Foshan Overseas International Travel Service Co., Ltd. was incorporated in 1990 under the laws of PRC, Chongqing Universal Travel E-Commerce Co., Ltd. and Universal Travel International Travel Agency Co., Ltd. (former named Shenzhen Universal Travel Agency Co., Ltd.) were both incorporated in 2009 under the laws of PRC, Hebei Tianyuan Travel Agency Co., Ltd. was incorporated in April 1999 under the laws of PRC, Huangshan Holiday Travel Service Co., Ltd. was incorporated in April 1999 under the laws of PRC, Zhengzhou Yulongkang Travel Agency Co., Ltd. was incorporated in 2000 under the laws of PRC,  Kunming Business Travel Service Co., Ltd. was incorporated in 1993 under the laws of PRC, Shanxi Jinyang Travel Agency Co., Ltd. was incorporated in 1988 under the laws of PRC. Collectively these corporations are referred to herein as the Company. And Universal Travel Group owns 100% of the equity interest in Full Power Enterprise Global Limited, a wholly owned foreign entity incorporated under the laws of the British Virginia Islands. Full Power Enterprise Global Limited owns 100% of the equity interest in Shenzhen Yuzhilu Aviation Service Co., Ltd., a wholly owned foreign entity incorporated under the laws of the Peoples Republic of China ("PRC" or "China"). Universal Travel Group and Full Power Enterprise Global Limited do not conduct any substantive operations of their own. Instead, all operations of the consolidated company is through its subsidiary, Shenzhen Yuzhilu Aviation Service Co., Ltd. ("YZL") and various variable interest entities. Collectively, related to herein as subsidiaries.

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 1 - ORGANIZATION (CONTINUED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying condensed financial statements present the Company's results of operations, financial position and cash flows on a consolidated basis. The condensed consolidated financial statements include Universal Travel Group and its wholly-owned subsidiaries and its subsidiaries owned through shareholding agreements with Chinese residents, significant intercompany transactions and accounts have been eliminated in consolidation. Our policy is to consolidate all subsidiaries in which we hold a greater than 50% voting interest or otherwise control its operating activities and financial interest. It is management's opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature.  The results of operations for the three-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission ("SEC").

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisitions

In March and June of 2010, the Company had 5 acquisitions to fit the its geographic expansion strategy, and in all and every acquisition, the Company negotiated in arm's length with acquisition target and got Board approval before closing.

Acquisitions (Continued)

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Translation Adjustment

As of March 31, 2011 and December 31, 2010, the accounts of Universal Travel Group were maintained, and its condensed financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 830”). Transaction gains and losses are reflected in the income statement and such differences may be material to the financial statements.

 Use of Estimates

The preparation of condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences maybe material to the financial statements. The more significant estimates and assumptions made by management include among others, consolidation of VIE's, allowance for doubtful accounts, long-lived asset impairment, useful lives and residual values of fixed assets, stock based compensation, valuation of warrant derivative liability, purchase price allocation of fair market value of assets and liabilities acquired and deferred income taxes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Universal Travel Group and its wholly owned subsidiaries and Variable Interest Entities Shenzhen Yuzhilu Aviation Service Co., Ltd., Shenzhen Speedy Dragon Enterprises Limited, Shanghai Lanbao Travel Service Co., Ltd., Xian Golden Net Travel Serve Services, Ltd., Foshan Overseas International Travel Service Co. Ltd., Chongqing Universal Travel E-Commerce Co., Ltd., Shenzhen Universal Travel  Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Kunming Business Travel Service Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd., and Full Power Enterprise Global Limited collectively referred to herein as the Company.   All material inter-company accounts, transactions and profits have been eliminated in consolidation.

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

Contingencies

Certain conditions may exist as of the date the condensed financial statements are issued. These conditions may result in a future loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

As of March 31, 2011, the Company is not involved in any material legal dispute, other than those which occur in the normal operations of a business.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three months ended March 31,
	2011	2010
Basic earnings per share from continuing operations
Numerator:
Income from continuing operations used in computing basic earnings per share	$4,455,530	$3,546,435
Income from continuing operations applicable to common shareholders	$4,455,530	$3,546,435

Denominator:
Weighted average common shares outstanding	19,898,235	16,822,339
Basic earnings per share from continuing operations	$0.22	$0.21

Diluted earnings per share from continuing operations:
Numerator:
Income from continuing operations used in computing basic earnings per share	$4,455,530	$3,546,435
Income from continuing operations applicable to common shareholders	$4,455,530	$3,546,435

Denominator:
Weighted average common shares outstanding	19,898,235	16,822,339
Weighted average effect of dilutive securities:
Stock options and warrants	661,708	1,196,918

Shares used in computing diluted net income per share	20,559,943	18,019,257
Diluted earnings per share from continuing operations	$0.22	$0.20

Total net income per common share
Basic	$0.22	$0.21
Diluted	$0.22	$0.20

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This update provides amendments to Accounting Standards Codification (“ASC”) Topic 350—Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount.  Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired.  ASU No. 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice.  The implementation of ASU No. 2010-28 did not have a material impact on our consolidated financial statements.

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

In April 2010, the FASB issued Accounting Standards Update, 2010-17, Revenue Recognition—Milestone Method (Topic 605): “Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force.”  This is an update regarding the milestone method of revenue recognition. The scope of this update is limited to arrangements that include milestones relating to research or development deliverables. The update specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this update regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The update will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. This update  did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades ,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The amendments in this Update should be applied by recording a cumulative effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially 12 applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and  did not have a material impact on the Company’s consolidated financial position or results of operations.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 3 - INCOME TAXES

The Company is subject to U.S. federal income tax, and the Company’s subsidiaries incorporated in the People’s Republic of China (the “PRC”) are subject to enterprise income taxes in the PRC.

During the three months ended March 31, 2011 and 2010, the Company recorded an income tax expense of approximately $1.9 million and $1.3 million, respectively. The increase of approximately $0.6 million in the Company’s income tax expense was primarily due to the increase in profits of its PRC subsidiaries.

The effective tax rate increased by 1% from a 27% effective rate for the three months ended March 31, 2010 to a 28% effective rate for the three months ended March 31, 2011.

As of March 31, 2011, unrecognized tax benefits was $30,804.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate at March 31, 2011. As of March 31, 2010, unrecognized tax benefits were approximately $0.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 at March 31, 2010.

For the three months ended March 31, 2011 and 2010, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively.

Aggregate undistributed earnings of approximately $91 million as of March 31, 2011 of the Group's PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The Company's tax years from 2006 to 2010 remain open in various jurisdictions.

Income Tax Expense

We are subject to U.S. federal income tax, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.  We recorded an income tax expense of approximately $1.9 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.  The increase of approximately $0.6 million in income tax expense was primarily due to the increase in profits of its PRC subsidiaries

As of March 31, 2011, unrecognized tax benefits were  $30,804.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate  at March 31, 2011. As of March 31, 2010, unrecognized tax benefits were approximately $0.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 at March 31, 2010.

For the three months ended March 31, 2011 and 2010, we recorded uncertain tax benefits of approximately $0 and $0, respectively.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 4 -   SEGMENT INFORMATION

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

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd.; Hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd.; Packaged tours segment relates to Chongqing Travel World E-Business Co., Ltd., Foshan International Travel Service Co., Ltd., Xian Golden Net Travel Serve Service Company Ltd., Shenzhen Universal Travel Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Kunming Business Travel Service Co., Ltd., and Shanxi Jinyang Travel Agency Co., Ltd.. Management monitors these segments regularly to make decisions about resources to be allocated to the segment and assess its performance.

The following tables present summarized information by segment:
	Air	Hotel	Packaged	Other	Total
	Ticketing	Reservation	Tours
	Three Months Ended March 31, 2011
Revenue, net	$5,260,428	$3,693,953	$24,841,112	$-	$33,795,493
Cost of services	$1,916,323	$1,374,384	$21,629,570	$-	$24,920,277
Gross profit	$3,344,105	$2,319,569	$3,211,542	$-	$8,875,216
Income from operations	$2,267,197	$2,045,132	$2,911,819	$(1,347,030)	$5,877,118
Income tax expenses	$606,372	$511,656	$763,375	$(6,859)	$1,874,544
Depreciation & Amortization	$272,369	$2,160	$32,750	$-	$307,279
Asset expenditures	$18,249	$-	$-	$-	$18,249
Goodwill	$-	$3,081,799	$21,427,110	$-	$24,508,909
Total assets	$114,283,780	$5,676,167	$23,746,474	$440,428	$144,146,849
	Three Months Ended March 31, 2010
Revenue, net	$3,905,975	$3,030,106	$13,489,698	$-	$20,425,779
Cost of services	$1,367,871	$998,417	$11,803,197	$-	$14,169,485
Gross profit	$2,538,104	$2,031,689	$1,686,501	$-	$6,256,294
Income from operations	$1,768,126	$1,994,178	$1,535,358	$(607,355)	$4,690,307
Income tax expenses	$393,724	$506,128	$379,214	$-	$1,279,066
Depreciation & Amortization	$233,762	$1,483	$65,859	$-	$301,104
Asset expenditures	$608,210	$-	$11,406	$-	$619,616
Goodwill	$	$3,081,799	$15,839,686	$-	$18,921,485
Total assets	$61,797,751	$6,065,249	$23,590,476	$5,024,091	$96,477,567

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 5 - PRO FORMA FINANCIAL STATEMENTS

Pro Forma financial statements present  revenue and related data of  five subsidiaries acquired in 2010  as if the acquisitions were made at the earliest date presented of January 1, 2010.

For the three months ended March 31, 2010,  the revenue, income from operations, net income, and net income per common share in Pro Forma financial statements are as follow:
For the three months ended
March 31. 2010
Revenues	$29,683,165
Income from operations	$5,935,170
Net Income	$4,486,550
Net income per common share
Basic	$0.27
Dilute	$0.25

Note 6 -   SUBSEQUENT EVENTS

On April 12, 2011, UTA stock was suspended for trading when UTA was unable to file its Annual Report on Form 10-K by April 15, 2011 as a result of Windes & McClaughry Accountancy Corporation resignation on April 9, 2011. On June 8, 2011, UTA filed its Annual Report on Form 10-K.

On April 15, 2011, the plaintiff Albert Snellink commenced putative class action in the United States District Court, District of New Jersey against Universal Travel Group, and Jiangping Jiang, Yizhao Zhang and Jing Xie, officers of the Company. In the complaint, plaintiff alleges a claim for violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against all defendants, and a claim for a violation of Section 20(a) of the Exchange Act against the individual defendants in connection with purported misrepresentations contained in the Company’s public filings and press releases. The complaint seeks unspecified compensatory damages, and his costs incurred in the action. The Company’s time to answer or move with respect to the complaint has not yet expired. The Company believes that the allegations of complaint are without merit, and intends to vigorously defend the lawsuit.

On May 20, 2011, the plaintiff Alex Lob commenced derivative action in the First Judicial District Court of the State of Nevada in and for Carson City against Universal travel Group, and Jiangping Jiang, Jing Xie, Huijie Gao, Jiduan Yuan, Lizong Wang, Wenbin An, Lawrence Lee, Yizhao Zhang and Liquan Wang, officers and directors of the Company. In the complaint, plaintiff purports to assert derivative claims against the individual defendants for alleged breaches of fiduciary duties, waste of corporate assets and unjust enrichment based upon alleged conduct of the individual defendants which damaged the Company’s reputation, goodwill and standing in the business community. The complaint also alleges that such conduct may result in liability for violations of federal law. The complaint seeks, among other relief, the amount of damages sustained by the Company as a result of the Defendants’ breach of fiduciary duties, waste of corporate assets and unjust enrichment and plaintiff’s counsel’s, accountant’s and experts’ fees. The Company’s time to answer or move with respect to the complaint has not yet expired. The Company believes that the complaint has no merit and intends to vigorously defend the lawsuit.

As of March 31, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

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

Business Overview

We are a travel services provider in the People’s Republic of China (“PRC”) engaged in providing air ticketing and hotel booking services as well as domestic and international packaged tourism services throughout the PRC via the internet, the customer representatives and the kiosks.

Name of Entities	Place of Incorporation	Expiration date	Ownership Percentage
Universal Travel Group	Nevada, USA	-	100%
Full Power Enterprise Global Limited – BVI	British Virginia Islands	-	100%
Shenzhen Yuzhilu Aviation Service Co., Ltd.	China	1998.3.9-2018.3.9	100%
Xian Golden Net Travel Serve Services Co., Ltd.	China	2001.8.1-2016.9.4	100	% VIE
Shanghai Lanbao Travel Service Co., Ltd.	China	2002.5.29-2015.4.28	100%
Foshan Overseas International Travel Service Co., Ltd.	China	Infinite Term	100%
Chongqing Universal Travel E-Commerce Co., Ltd.	China	Infinite Term	100%
Universal Travel International Travel Agency Co., Ltd. (formerly named: Shenzhen Universal Travel Agency Co., Ltd.)	China	Infinite Term	100	% VIE
Hebei Tianyuan International Travel Agency Co., Ltd.	China	1999.10.8-2019.10.7	100%
Huangshan Holiday Travel Service Co., Ltd.	China	Infinite Term	100%
Zhengzhou Yulongkang Travel Agency Co., Ltd.	China	2000.11.1-2020.11.1	100%
Kunming Business Travel Service Co., Ltd.	China	2001.10.8-2011.10.8	100%
Shanxi Jinyang Travel Agency Co., Ltd.	China	2005.5.19-2015.5.18	100%

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

In 2007, we completed the acquisitions of Xi'an Golden Net Travel Serve Service Co., Ltd., which specializes in domestic packaged tour services, and Shanghai Lanbao Travel Service Co., Ltd., which specializes in hotel reservations and Foshan Overseas International Travel Service Co., Ltd, which handles both domestic and international travel inquiries.

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

In December 2008, we established Universal Travel International Travel Agency Co., Ltd. (formerly known as Shenzhen Universal Travel Agency Co. Ltd.), a PRC company, to meet the increasing packaged-tour demand in Shenzhen City.

In March 2009, in order to seize the opportunities arising from the economic promotion by the Chinese government of the mid and western regions of the PRC, we strategically set up Chongqing Universal Travel E-Commerce Co., Ltd., a PRC company, to strengthen our presence in that region. It began generating revenues in the third quarter of 2009.

In 2010, we acquired a total of five companies for stock and cash through our VIE structure and strategy, namely Huangshan Holiday Travel Service Co., Ltd. (“Huangshan Holiday”), Hebei Tianyuan International Travel Agency Co., Ltd. (“Tianyuan”), Zhengzhou Yulongkang Travel Agency Co., Ltd. (“Zhengzhou Yulongkang”), Kunming Business Travel Agency Co., Ltd. ("Kunming Business Travel") and Shanxi Jinyang Travel Agency Co., Ltd. ("Shanxi Jinyang").

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

On December 24, 2010, we, through our subsidiary, Universal Travel International Travel Agency Co., Ltd., obtained the International Travel License issued by the National Travel Authority, granting us the right to operate and offer global package tours in mainland PRC and our subsidiary changed name to Universal Travel International Travel Agency Co., Ltd. to reflect the upgrade. In the past, we had only been able to offer such packages through agencies which possess this license. There are over 20,000 travel agencies in the PRC, of which only approximately 1,300 travel agencies have this International Travel License.

Under the theme, "Wings towards a more colorful life", we currently have three discrete lines of business and revenue, and each is carried out by a few subsidiaries of the Company: (i) air-ticketing (Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Universal Travel E-Commerce Co., Ltd.), (ii) hotel reservations (Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd.), and (iii) packaged tours (Xi'an Golden Net Travel Serve Service Co., Ltd., Foshan Overseas International Travel Service Co., Ltd., Universal Travel International Travel Agency Co. Ltd., Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd. and Kunming Business Travel Agency Co., Ltd.).

Our strategy is to further utilize our international travel license, and expand our geographic service coverage by establishing more franchise offices and set up call centers in some of these franchisee offices where there is customer demand for air-ticketing and hotel reservation services. We also plan to integrate our offline businesses with our online platform.

We aim to be the foremost leading online travel services provider in the PRC, especially in the air ticketing, hotel reservation and packaged tour service sectors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the three months ended March 31, 2011 and 2010 respectively.

	Three months ended	Three months ended	Increase /
	March 31, 2011	March 31, 2010	(Decrease)	Percentage
		(Restated)
Revenues
Air ticketing, net	$5,260,428	$3,905,975	$1,354,453	34.68%
Hotel reservation, net	3,693,953	3,030,106	663,847	21.91%
Packaged tours, gross	24,841,112	13,489,698	11,351,414	84.15%
	33,795,493	20,425,779	13,369,714	65.46%
Cost of services
Air ticketing, net	1,916,323	1,367,871	548,452	40.10%
Hotel reservation, net	1,374,384	998,417	375,967	37.66%
Packaged tours, gross	21,629,570	11,803,197	9,826,373	83.25%
	24,920,277	14,169,485	10,750,792	75.87%

Gross Profit	8,875,216	6,256,294	2,618,922	41.86%

Selling, general and administrative expenses	(2,998,098)	(1,565,987)	(1,432,111)	91.45%
Income from operations	5,877,118	4,690,307	1,186,811	25.30%

Other income (expense)
Other income (expense)	(14,390)	3,554	(17,944)	-504.90%
Gain on change of fair value of derivative liabilities	349,812	109,451	240,361	219.61%
Interest income	117,534	22,189	95,345	429.69%
Total other income	452,956	135,194	317,762	235.04%

Income before income taxes–continuing operations	6,330,074	4,825,501	1,504,573	31.18%

Provision for income taxes	1,874,544	1,279,066	595,478	46.56%
Net Income	$4,455,530	$3,546,435	$909,095	25.63%

For the three months ended March 31, 2011:

	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$5,260,428	15.57%	$3,693,953	10.93%	$24,841,112	73.50%	$33,795,493
Cost of Services	(1,916,323)	7.69%	(1,374,384)	5.52%	(21,629,570)	86.80%	(24,920,277)
Gross Profit	$3,344,105	37.68%	$2,319,569	26.14%	$3,211,542	36.19%	$8,875,216
Gross Margin	63.57%		62.79%		12.93%		26.26%
Segment effect in Gross Margin (*)	9.90%		6.86%		9.50%		26.26%

For the three months ended March 31, 2010:

	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$3,905,975	19.12%	$3,030,106	14.83%	$13,489,698	66.04%	$20,425,779
Cost of Services	(1,367,871)	9.65%	(998,417)	7.05%	(11,803,197)	83.30%	(14,169,485)
Gross Profit	$2,538,104	40.57%	$2,031,689	32.47%	$1,686,501	26.96%	$6,256,294
Gross Margin	64.98%		67.05%		12.50%		30.63%
Segment effect in Gross Margin (*)	12.43%		9.95%		8.26%		30.63%

 (*) "Segment effect in Gross Margin" was calculated by multiplying "the percentage of the segment revenue over the total revenue" with "gross margin of the related sector". This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd. Our hotel reservation segment relates to Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd. Our packaged tours segment relates to Chongqing Travel World E-Business Co., Ltd., Foshan Overseas International Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Service Co., Ltd., Universal Travel International Travel Agency Co. Ltd., Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd. and Kunming Business Travel Agency Co., Ltd.

Revenues for the three months ended March 31, 2011 were $33,795,493, compared to $20,425,779 for the same period in 2010, an increase of $13,369,714, or approximately 65.46%. The contributions from the five newly acquired subsidiaries were $12,045,475, or 35.64% of our total revenues for this quarter. We expect the revenue contributions from the five newly acquired subsidiaries will grow at 20% or higher as they are required by acquisition agreements, and they are likely to benefit from larger foundation and integration with Air-ticketing and Hotel reservation segments. Excluding the contributions from the five newly acquired subsidiaries, revenues for the three months ended March 31, 2011 were $21,750,018, compared to $20,425,779 for the same period in 2010, an increase of $1,324,239 or approximately 6.48%.

The acquisition of the five subsidiaries in 2010 was primarily due to our efforts to expand our businesses, especially the packaged tour business, along with the strong demand for travel as a result of the recovery of Chinese economy, and the continuing effect of the Chinese government’s stimulus package, benefiting the whole industry. The high growth rate is also helped by well-developed Chongqing Travel World E-Business Co., Ltd. compared to same period last year, which was newly incorporated at the late of 2009 with lower revenue in the first quarter of 2010.  We continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from online and offline sales.

Revenues from air-ticketing segment were $5,260,428 for the three months ended March 31, 2011 compared to $ 3,905,975 for the same period last year, an increase of $ 1,354,453, or approximately 34.68%. This increase is generally driven by increase in air-ticket sales volume and higher air-ticket prices than the same quarter last year, and increased revenue from Chongqing Travel World E-Business Co., Ltd. as it gained more local market share over a year’s establishment. We attribute the higher air ticket sales to booming tourism, general inflation in Chinese economy, as well as the downgraded competition among airlines. As China’s economy continues to grow, we believe that our growth in air-ticketing is sustainable in the foreseeable future.

Revenues from the hotel reservations segment were $3,693,953 for the three months ended March 31, 2011 compared to $3,030,106 for the same quarter in 2010, an increase of $663,847, or approximately 21.91%. Excluding the effect on revenue from the newly acquired subsidiary Huangshan Holiday Travel Service Co., Ltd, which was $280,447, our revenues from this segment were $3,413,506 for the three months ended March 31, 2011, compared to $3,030,106, for the same quarter in 2010, an increase of $383,400, or approximately 12.65%. This increase is contributed by increased hotel room sales in the first quarter of 2011. As China’s economy continues to grow, we believe that our hotel segment will continue to grow in the foreseeable future.

Revenues from our packaged tour segment were $24,841,112 for the three months ended March 31, 2011, compared to $13,489,698 for the same quarter in 2010, an increase of $11,351,414, or approximately 84.15%. Excluding the effect on revenue from the five newly acquired subsidiaries, which was $11,765,028, our revenues from this segment were $13,076,084 for the quarter ended March 31, 2011, compared to $13,489,698, for the same quarter in 2010, an slight decrease of $413,614, or approximately 3.07%. The decrease is associated with the dropped sales in international tours in Foshan Overseas International Travel Service Co., Ltd. after the Japan's earthquake, tsunami, and radiation disaster. The related decrease is approximately $2.1 million. Our sales in domestic tours have a steady growth and make up the dropped sales of international tours.

Cost of Services

Costs of services for air tickets cover mainly business and revenue related expenses and commissions paid to retail agents. Costs of services for hotel reservations cover mainly commissions paid to the sales agents for selling hotel rooms in the Company’s system. Commission rates vary and are paid to these sales agents after we are paid our commissions by the hotels. Costs of services for packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

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

Costs of services for the three months ended March 31, 2011 were $24,920,277 compared to $14,169,485 for the same quarter last year, an increase of $10,750,792, or approximately 75.87%. The comparatively higher costs of services resulted from packaged tours making up a greater percentage of our total revenue and their corresponding higher cost of services. Excluding the effect of the costs of services of the five newly acquired subsidiaries, which is $10,164,554 , costs of services for the three months ended March 31, 2011 were $14,755,723, compared to $10,750,792, for the same quarter in 2010, an increase of $586,238, or approximately 4.14%. Although the air ticket price, as a component of cost of services, increased 18% in general, it did not affect our air ticketing segment cost, as we booked our air ticketing revenue in a commission net basis, and we were able to integrate with wider geographic covered local subsidiaries as a result of acquisitions to create synergy to tightly control our packaged tour segment cost. The increase is in tandem with the increase of revenue.

Costs of services from air-ticketing were $1,916,323 for the three months ended March 31, 2011, compared to $1,367,871 for the same quarter last year, an increase of $548,452, or approximately 40.10%. This increase is associated with the higher booking volumes, higher salaries expenses along with increased numbers of employees in this segment.

Costs of services from hotel-reservation were $1,374,384 for the three months ended March 31, 2011, compared to $998,417 for the same quarter last year, an increase of $375,967, or approximately 37.66%. Excluding the effect on cost of services from the newly acquired subsidiary Huangshan Holiday Travel Service Co., Ltd., which was $51,455, our cost of services from this segment were $1,322,929 for the three months ended March 31, 2011, compared to $998,417 for the same quarter last year, an increase of $324,512, or approximately 32.50%. The increase is associated with the increase in commission split to retail agencies for promoting our business.

Costs of services from packaged-tour were $21,629,570 for the three months ended March 31, 2011, compared to $11,803,197 for the same quarter last year, an increase of $9,826,373 or approximately 83.25%. The increase is in tandem with the increase of revenue. Excluding the effect of the costs of services for the five newly acquired subsidiaries, which was $10,113,099, our costs of services from this segment were $11,516,471 for the three months ended March 31, 2011 compared to $11,803,197 for the same quarter in 2010, an decrease of $286,726, or approximately 2.43%. The decrease is also in tandem with the decrease of revenue.

Gross Profit

Gross profit for the three months ended March 31, 2011 was $8,875,216 compared to $6,256,294, for the same quarter last year, an increase of $2,618,922, or approximately 41.86%. The increase in gross profit is due to the growth in revenue and control of cost as explained above. The growth in both our domestic air-ticketing business and hotel reservations business is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $3,344,105 for the three months ended March 31, 2011, compared to $2,538,104 for the same quarter last year, an increase of $806,001, or approximately 31.76%. Gross profit margin for the three months ended March 31, 2011 was 63.57%, slightly lower than 64.98% for the same quarter last year. We anticipate that our gross margin in the air-ticketing segment will be stable and improve in the foreseeable future.

Gross profit in our hotel reservation segment was $2,319,569 for the quarter ended March 31, 2011 compared to $2,031,689 for the same quarter last year, an increase of $287,880, or approximately 14.17%. Gross profit margin in this segment for the three months ended March 31, 2011 was 62.79%, compared to 67.05% for the same quarter last year, a slight decrease of 4.26%. The decreased gross profit margin is mostly due to commission split to retail agencies to promote our business.

Gross profit in our packaged tour segment was $3,211,542 for the three months ended March 31, 2011 compared to $1,686,501 for the same quarter last year, an increase of $1,525,041, or approximately 90.43%. Gross profit margin in this segment for the quarter ended March 31, 2011 was 12.93% compared to 12.50% for the same quarter last year, an increase of 0.43%. The stability in gross margin for this segment was mainly attributable to improved profit margins from our five newly acquired subsidiaries into this segment. We believe that our strong local networks contacts and network established through are subsidiaries are critical in our nationwide expansion strategy.

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

Consolidated gross margin for the three months ended March 31, 2011 came in at 26.26%, a 4.37% decrease from the 30.63% in the same quarter last year. The lower gross margin is mainly due to our increased weight of our lower margin packaged tours segment in our revenue mix. Due to the difference in revenues recognition, our packaged tour segment has lower gross margin. During the first quarter of 2011, revenues generated from packaged tours grew at a much higher rate than revenues generated from air ticketing and hotel reservation segments as a result of acquisitions of five packaged tour travel agencies, leading to lower overall gross margin. However, management believes the packaged tour segment is critical to the substantial growth of air ticketing and hotel reservation segments in the long run, and overall gross margin is expected to improve as integration among segments improves and as our strategy increases focus on online development.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the three months ended March 31, 2011 and 2010 are as follows:

	For the three months ended March 31,		Increase /
	2011	2010	(Decrease)	Percentage
Salary and commission	$446,353	$316,000	$130,353	41.25%
Marketing	336,076	71,242	264,834	371.74%
Rent	83,240	80,584	2,656	3.30%
Depreciation and amortization	238,591	232,562	6,029	2.59%
Professional fees	403,757	265,005	138,752	52.36%
Stock-based compensation	933,939	336,632	597,307	177.44%
Other general and administrative expenses	556,142	263,962	292,180	110.69%
Total	$2,998,098	$1,565,987	$1,432,111	91.45%

Selling, general and administrative expenses totaled $2,998,098 for the three months ended March 31, 2011 compared to $1,565,987 for the same quarter last year, an increase of $1,432,111, or approximately 91.45%.

Selling, general and administrative expenses were approximately 8.87% of revenue for the three months ended March 31, 2011 as compared to 7.67% for the same quarter last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the first quarter of 2011, as compared to the same quarter last year. During the first quarter of 2011, we incurred extra professional fees, more amortization expenses of identified intangible assets and less depreciation expenses than the same quarter last year, and higher stock based compensation for 2010 incentive stock plan. To promote our businesses, especially air ticketing, we spent $234,352 on advertisements on popular Chinese websites in the first quarter of 2011, while we did not incur so much for the same quarter last year. The increased salary expense and commission are due to the increased split on commissions to large retail agencies and an increase in the number of new hires including employees from our five new acquisitions.

Other Income (Expenses)

Gain on change in fair value of derivative liability for the three months ended March 31, 2011 was $349,812 compared to $109,451 for the same quarter last year. The Company adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009. The warrants issued in connection with the “Securities Purchase Agreement” dated August 28, 2008 were reclassified from equity to derivative liability and marked to market. Therefore, the Company recorded a gain on change in fair value of derivative liability of $349,812 on March 31, 2011 to mark to market for the decrease in fair value of the warrants from January 1, 2011 to March 31, 2011.

Net Income

Net income was $4,455,530, or 13.18% of revenues for the three months ended March 31, 2011, compared to $3,546,435, or 17.36% of revenues for the same quarter last year, an increase of $909,095, or 25.63%. The increase in net income is mostly due to our efforts to expand our business, our merger and acquisition strategy, and the non-cash gain on change in fair value of derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and equity raise. Cash and cash equivalents were $58,682,354 as of March 31, 2011. Current assets and current liabilities as of March 31, 2011 were $115,112,099 and $8,562,735, respectively, yielding working capital of $106,549,364. We believe that the funds available to us from operations and equity raise are adequate to meet our operating needs for the next twelve months. For the three months ended March 31, 2011, net cash provided by operating activities was approximately $15,850,253, which resulted primarily from our operations and effective management of cash flow.

Capital Expenditure

Total capital expenditure for the three months ended March 31, 2011 was $18,249 to purchase fixed assets, primarily transportation equipment. Management may consider substantial increase in decoration and equipment or other supporting machinery expenditures as we start our franchise model and to support the fast development and expansion of our business.

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

Item 4.   Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

On April 15, 2011, the plaintiff Albert Snellink commenced this putative class action in the United States District Court, District of New Jersey against  the Company, and  Jiangping Jiang, Yizhao Zhang and Jing Xie, officers of the Company.  In the complaint, plaintiff alleges a claim for violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against all defendants, and a claim for a violation of Section 20(a) of the Exchange Act against the individual defendants in connection with purported misrepresentations contained in the Company’s public filings and press releases.  The complaint seeks unspecified compensatory damages, and his costs incurred in the action.  The Company’s time to answer or move with respect to the complaint has not yet expired.  The Company believes that the allegations of complaint are without merit, and intends to vigorously defend the lawsuit.

On May 20, 2011, the plaintiff Alex Lob commenced this derivative action in the First Judicial District Court of the State of Nevada in and for Carson City against the Company, and  Jiangping Jiang, Jing Xie, Huijie Gao, Jiduan Yuan, Lizong Wang, Wenbin An, Lawrence Lee, Yizhao Zhang and Liquan Wang, officers and directors of the Company.  In the complaint, plaintiff purports to assert derivative claims against the individual defendants for alleged breaches of fiduciary duties, waste of corporate assets and unjust enrichment based upon alleged conduct of the individual defendants which damaged  the Company’s reputation, goodwill and standing in the business community.  The complaint also alleges that such conduct may result in liability for violations of federal law. The complaint seeks, among other relief, the amount of damages sustained by the Company as a result of the Defendants’ breach of fiduciary duties, waste of corporate assets and unjust enrichment and plaintiff’s counsel’s, accountant’s and experts’ fees.  The Company’s time to answer or move with respect to the complaint has not yet expired.  The Company believes that the complaint has no merit and intends to vigorously defend the lawsuit.

Item 1A. Risk Factors

There have not been any material changes to the Company’s risk factors from its Annual Report on Form 10-K filed on June 8, 2011.

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