Form 10-Q
period 2011-06-30
UNIVERSAL TRAVEL GROUP
filed 2011-08-15
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 001-34284

UNIVERSAL TRAVEL GROUP
(Exact name of registrant as specified in its charter)

Nevada	90-0296536
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

9F, Building A, Rongchao Marina Bay Center
NO. 2021 Haixiu Road, Bao’an District, Shenzhen
People’s Republic of China	518133
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 15, 2011, there were 19,898,235 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
UNIVERSAL TRAVEL GROUP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Universal Travel Group

We have reviewed the accompanying consolidated balance sheet of Universal Travel Group as of June 30, 2011, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010 and cash flows for the six-month periods ended June 30, 2011 and 2010. These consolidated financial statements are the responsibility of the company’s management.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
August 15, 2011

TABLE OF CONTENTS

Consolidated Condensed Balance Sheets	1

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income	2

Unaudited Condensed Consolidated Statements of Cash Flows	3

Notes to the Unaudited Condensed Consolidated Financial Statements	4- 17

UNIVERSAL TRAVEL GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	Unaudited
ASSETS
Cash and cash equivalents	$41,807,581	$39,618,988
Restricted Cash	987,158	307,027
Short term investments	38,991,181	19,681,308
Accounts receivable, net	30,191,899	38,658,011
Other receivables and deposits, net	659,165	780,400
Trade deposit	8,415,816	8,173,426
Prepayments	1,698,726	1,216,857
Note receivable	-	2,314,259
Total Current Assets	122,751,526	110,750,276

Property & equipment, net	1,518,857	1,692,595
Intangible assets, net	2,766,580	3,110,882
Goodwill	24,508,909	24,508,909
Total Noncurrent Assets	28,794,346	29,312,386
Total Assets	$151,545,872	$140,062,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,464,925	$5,045,674
Customer deposits	2,067,956	2,203,487
Income tax payable	1,944,629	3,189,965
Total Current Liabilities	9,477,510	10,439,126

Warrants - derivative liability	365,713	810,929
Deferred tax liability	477,397	477,397
Long-term income tax payable	30,804	30,804
Total Liabilities	10,351,424	11,758,256

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized, 19,898,235 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	19,898	19,898
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	-	-
Additional paid in capital	65,825,734	64,171,555
Statutory reserve	1,062,741	1,062,741
Retained earnings	68,521,489	59,624,186
Accumulated other comprehensive income	5,764,586	3,426,026
Total Stockholders' Equity	141,194,448	128,304,406
Total Liabilities and Stockholders' Equity	$151,545,872	$140,062,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TRAVEL GROUP
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

	For the six months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
		Restated		Restated
Revenues
Air ticketing, net	$10,280,773	$8,702,488	$5,020,345	$4,796,513
Hotel reservation, net	6,389,731	6,462,123	2,695,778	3,432,017
Packaged tours, gross	49,986,767	37,127,291	25,145,655	23,637,593
	66,657,271	52,291,902	32,861,778	31,866,123
Cost of services
Air ticketing, net	3,773,987	2,833,290	1,857,664	1,465,419
Hotel reservation, net	1,537,696	1,979,573	163,312	981,156
Packaged tours, gross	43,721,220	32,491,924	22,091,650	20,688,727
	49,032,903	37,304,787	24,112,626	23,135,302

Gross Profit	17,624,368	14,987,115	8,749,152	8,730,821

Selling, general and administrative expenses	(5,571,512)	(3,643,184)	(2,573,414)	(2,077,197)
Income from operations	12,052,856	11,343,931	6,175,738	6,653,624

Other income (expense)
Other income (expense)	(17,502)	6,917	(3,112)	3,363
Gain on change of fair value of derivative liabilities	445,216	949,004	95,404	839,553
Interest income	234,821	38,711	117,287	16,522
Total other income	662,535	994,632	209,579	859,438

Income before income taxes	12,715,391	12,338,563	6,385,317	7,513,062

Provision for income taxes	3,818,088	3,061,550	1,943,544	1,782,484
Net Income	$8,897,303	$9,277,013	$4,441,773	$5,730,578

Comprehensive Income
Net income	$8,897,303	$9,277,013	$4,441,773	$5,730,578
Foreign currency translation adjustments	2,338,560	(454,079)	1,417,639	49,825
Total Comprehensive income	$11,235,863	$8,822,934	$5,859,412	$5,780,403

Net income per common share
Basic	$0.45	$0.54	$0.22	$0.33
Diluted	$0.44	$0.52	$0.22	$0.31

Weighted average common shares outstanding
Basic	19,898,235	17,066,154	19,898,235	17,404,834
Diluted	20,142,816	17,935,313	19,940,736	18,219,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TRAVEL GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,897,303	$9,277,013
Add:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	616,591	763,707
Provision for doubtful accounts	-	56,824
Stock based compensation	1,654,180	677,004
(Gain)/Loss on change in fair value of derivative liabilities	(445,216)	(949,004)
(Increase) / decrease in assets:
Restricted cash	(665,993)	(542)
Accounts receivable	9,257,884	(2,068,457)
Other receivable	137,740	(726,410)
Due from related parties	-	(6,986,717)
Advances	-	440,063
Prepayments	(449,086)	(1,676,062)
Trade deposits	(53,641)	2,077,455
Escrow deposits	-	-
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	299,899	3,358,139
Customer deposits	(184,306)	(682,465)
Income tax payable	(1,304,929)	49,711
Net cash provided by operating activities	17,760,426	3,610,258

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(62,662)	(1,864,774)
Purchase of intangibles	-	(51,359)
(Increase)/Decrease in short term investments	(18,658,694)	-
(Increase)/Decrease in notes receivable	2,342,675	1,484,210
Acquisition deposits	-	478,391
Cash paid for acquisition – net of cash acquired	-	(15,782,799)
Net cash (used in) investing activities	(16,378,681)	(15,736,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of equity financing	-	18,768,054
Net cash provided by financing activities	-	18,768,054

Effect of exchange rate changes on cash and cash equivalents	806,848	271,514

Net change in cash and cash equivalents	2,188,593	6,913,495
Cash and cash equivalents, beginning balance	39,618,988	36,574,741
Cash and cash equivalents, ending balance	$41,807,581	$43,488,236

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest payments	$-	$-
Income taxes	$5,063,424	$2,380,077

Purchased goodwill	$-	$(14,612,639)
Purchased intangible assets	-	(3,236,376)
Fair value of assets purchased less cash acquired	-	(767,602)
Acquisition financed with stock issuance	-	2,833,818
Acquisition paid for with cash - net of acquired	$-	$(15,782,799)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 1 - ORGANIZATION

Universal Travel Group was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd. was incorporated on March 9, 1998 under the laws of the People’s Republic of China (PRC)., Xi’an Golden Net Travel Serve Services was incorporated on July 25, 2001 under the laws of PRC, Shanghai Lanbao Travel Service Co., Ltd. was established in 2002 under the laws of PRC. Foshan Overseas International Travel Service Co., Ltd. was incorporated in 1990 under the laws of PRC, Chongqing Universal Travel E-Commerce Co., Ltd. and Universal Travel International Travel Agency Co., Ltd. (formerly named Shenzhen Universal Travel Agency Co., Ltd.) were both incorporated in 2009 under the laws of PRC, Hebei Tianyuan Travel Agency Co., Ltd. was incorporated in April 1999 under the laws of PRC, Huangshan Holiday Travel Service Co., Ltd. was incorporated in April 1999 under the laws of PRC, Zhengzhou Yulongkang Travel Agency Co., Ltd. was incorporated in 2000 under the laws of PRC, Kunming Business Travel Service Co., Ltd. was incorporated in 1993 under the laws of PRC, Shanxi Jinyang Travel Agency Co., Ltd. was incorporated in 1988 under the laws of PRC. Collectively these corporations are referred to herein as the Company.

Universal Travel Group owns 100% of the equity interest in Full Power Enterprise Global Limited, which in turn owns 100% of the equity interest in Shenzhen Yuzhilu Aviation Service Co., Ltd., a wholly owned foreign entity in the PRC. Universal Travel Group and Full Power Enterprise Global Limited do not conduct any substantive operations of their own. Instead, all operations of the consolidated company are conducted through its subsidiary, Shenzhen Yuzhilu Aviation Service Co., Ltd. (“YZL”). YZL and its subsidiaries, and various variable interest entities, collectively, related to herein as subsidiaries.

In 2007 and 2009, YZL entered into certain shareholding agreements with various related PRC residents and Shenzhen Yuzhixing Aviation Service, Co. Limited (“Party B”) to hold YZL shares of ownership of Xi’an Golden Net Travel Serve Services Co., Ltd. (“XGN”) and Universal Travel International Travel Agency Co., Ltd., formerly known as Shenzhen Universal Travel Agency Co., Ltd. (“STA”).The significant details of the agreements and other important information, among others, are outlined below:

Universal Travel Group funded the start up activities and incorporation of XGN and STA and related subsidiaries, through cash or common stock issuance;
YZL entrusted Party B as the name holder only of YZL equity interest in XGN and STA;
Party B shall neither participate in the management of operation nor shareholder meeting decisions of YZL, XGN or STA;
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

On March 17, 2011, the shareholders of XGN transferred 100% of the equity interests in XGN to STA and completed the registration of change in ownership with the PRC authorities on April 2, 2011.  As a result, XGN is no longer subject to the aforementioned VIE arrangements and is no longer considered our VIE under ASC 810.

Universal Travel Group and YZL are responsible to fund any capital share shortfalls for STA and its subsidiaries. In addition, Universal Travel Group funded through cash and common stock the acquisitions as discussed in Note 2.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 1 - ORGANIZATION (CONTINUED)

The Company, through its subsidiaries and VIE, engaged in the travel business, including airline ticketing, hotel reservation services and domestic and international packaged tour services in the PRC.

The following diagram illustrates our corporate structure.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying condensed financial statements present the Company's results of operations, financial position and cash flows on a consolidated basis. The condensed consolidated financial statements include Universal Travel Group and its wholly-owned subsidiaries and its subsidiaries owned through shareholding agreements with Chinese residents, significant intercompany transactions and accounts have been eliminated in consolidation. Our policy is to consolidate all subsidiaries in which we hold a greater than 50% voting interest or otherwise control its operating activities and financial interest. It is management's opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature. The results of operations for the six-month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission (“SEC”).

The Company operates in three segments in accordance with accounting guidance FASB ASC Topic 280, “Segment Reporting.” Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on reported income or losses.

Acquisitions

In March and June of 2010, the Company had five acquisitions to fit its geographic expansion strategy, and in all and every acquisition, the Company negotiated in arm's length with acquisition target and got the approval from our board of directors before closing.

On June 28, 2010, the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Kunming Business Travel Agency Co., Ltd. (“KBT”) through a cash and stock transaction valued at approximately US$5.7 million in the aggregate.

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

KBT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of KBT, and approved by our board of directors.

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisitions (Continued)

On June 28, 2010, the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Shanxi Jinyang Travel Agency Co., Ltd. (“SJT”) through a cash and stock transaction valued at approximately US$2.3 million in the aggregate.

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

SJT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of SJT, and approved by our board of directors.

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

On March 29, 2010 the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Zhengzhou Yulongkang Travel agency Co. Ltd (“ZYT”) through a cash and stock transaction valued at approximately US$5.7 million in the aggregate.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

ZYT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of ZYT and was approved by our board of directors.

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

On March 26, 2010 the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Huangshan Holiday Travel Service Co., Ltd (“HHT”) through a cash and stock transaction valued at approximately US$2.9 million in the aggregate.

The stock consideration consisted of 61,846 newly issued shares of the company’s common stock, which were given to HHT’s shareholder immediately before the completion of the share exchange transaction. The cash consideration consisted of $2,343,824. The shares were valued at $585,691, which was the average fair value of the shares 15 days prior to the date of the exchange agreement. This amount is included in the cost of net assets, identified intangible assets, and goodwill purchased.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisitions (Continued)

HHT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of HHT, and approved by our board of directors.

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

On March 29, 2010 the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Hebei Tianyuan Travel Agency Co., Ltd (“HTT”) through a cash and stock transaction valued at approximately US$4.4 million in the aggregate.

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

HTT is engaged in the business of Chinese domestic tourism. The purchase price was determined based on arms' length negotiations between Universal Travel Group and the shareholder of HTT, and approved by our board of directors.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with ASC 810. The allocation of the purchase price is as follows:

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

On March 17, 2011, the shareholders of Xi’an Golden Net Travel Serve Services Co., Ltd. (“XGN”) transferred 100% of the equity interests in XGN to STA and completed the registration of change in ownership with the PRC authorities on April 2, 2011.  As a result, XGN became a wholly owned subsidiary of STA. The Company, though its VIE, STA, acquired a 100% interest in XGN.

Translation Adjustment

As of June 30, 2011 and December 31, 2010, the accounts of Universal Travel Group were maintained, and its condensed financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 830”). Transaction gains and losses are reflected in the income statement and such differences may be material to the financial statements.

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
JUNE 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Universal Travel Group and its wholly owned subsidiaries and Variable Interest Entities, including Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Services Co., Ltd., Foshan Overseas International Travel Service Co. Ltd., Chongqing Universal Travel E-Commerce Co., Ltd., Universal Travel International Travel Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Kunming Business Travel Service Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd., and Full Power Enterprise Global Limited, collectively referred to herein as the Company. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies (Continued)

On May 20, 2011, the plaintiff Alex Loeb commenced a derivative action in the First Judicial District Court of the State of Nevada in and for Carson City against Universal travel Group, and Jiangping Jiang, Jing Xie, Huijie Gao, Jiduan Yuan, Lizong Wang, Wenbin An, Lawrence Lee, Yizhao Zhang and Liquan Wang, officers and directors of the Company. In the complaint, plaintiff purports to assert derivative claims against the individual defendants for alleged breaches of fiduciary duties, waste of corporate assets and unjust enrichment based upon alleged conduct of the individual defendants which damaged the Company’s reputation, goodwill and standing in the business community. The complaint also alleges that such conduct may result in liability for violations of federal law. The complaint seeks, among other relief, the amount of damages sustained by the Company as a result of the Defendants’ breach of fiduciary duties, waste of corporate assets and unjust enrichment and plaintiff’s counsel’s, accountant’s and experts’ fees. On June 17, 2011, the Company filed an answer to the compliant in which the Company denied the material allegations of the complaint. The Company intends to vigorously defend the lawsuit.

As of June 30, 2011, the Company is not involved in any another material legal dispute, other than those disclosed above and those which occur in the normal operations of a business.

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$8,897,303	$9,277,013	$4,441,773	$5,730,578
Net income applicable to common shareholders	$8,897,303	$9,277,013	$4,441,773	$5,730,578

Denominator:
Weighted average common shares outstanding	19,898,235	17,066,154	19,898,235	17,404,834
Basic earnings per share	$0.45	$0.54	$0.22	$0.33

Diluted earnings per share:
Numerator:
Net income used in computing basic earnings per share	$8,897,303	$9,277,013	$4,441,773	$5,730,578
Net income applicable to common shareholders	$8,897,303	$9,277,013	$4,441,773	$5,730,578

Denominator:
Weighted average common shares outstanding	19,898,235	17,066,154	19,898,235	17,404,834
Weighted average effect of dilutive securities:
Stock options and warrants	244,581	869,159	42,501	814,806

Shares used in computing diluted net income per share	20,142,816	17,935,313	19,940,736	18,219,639
Diluted earnings per share from continuing operations	$0.44	$0.52	$0.22	$0.31

Total net income per common share
Basic	$0.45	$0.54	$0.22	$0.33
Diluted	$0.44	$0.52	$0.22	$0.31

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance related to the presentation of comprehensive income in the financial statements. The new accounting guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Under the new guidance, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this standard will not have an impact on the Company's consolidated financial position results of operations or cash flows as it only requires a change in the format of the current presentation.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2011, the FASB issued guidance related to fair value measurement and disclosures in the financial statements. This guidance conforms the wording to describe many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially expand the Company's consolidated financial statement footnote disclosures.

Note 3 – SHORT-TERM INVESTMENT

As of June 30, 2011, the Company has invested $38,991,181 into HappyFund of China Construction Bank with interest rate 3.10%, 3.34%, and 4.39%. These investments consist primarily of money market accounts with maturities ranging from one months to three months accordingly they are classified as short term investments in the accompanying financial statements.

Note 4 - INCOME TAXES

The Company is subject to U.S. federal income tax, and the Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.

During the three months ended June 30, 2011 and 2010, the Company recorded an income tax expense of approximately $1.9 million and $1.8 million, respectively. During the six months ended June 30, 2011 and 2010, the Company recorded an income tax expense of approximately $3.8 million and $3.1 million, respectively. The increase in the Company’s income tax expense was primarily due to the increase in profits of its PRC subsidiaries and VIE.

The effective tax rate increased by 6% from a 24% effective rate for the three months ended June 30, 2010 to a 30% effective rate for the three months ended June 30, 2011. The effective tax rate increased by 5% from 25% for the six months ended June 30, 2010 to 30% for the six months ended June 30, 2011.

As of June 30, 2011, unrecognized tax benefits were $30,804.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $30,804 at June 30, 2011. As of June 30, 2010, unrecognized tax benefits were $0.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 at June 30, 2010.

For the three months ended June 30, 2011 and 2010, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively.

Aggregate undistributed earnings of approximately $98 million as of June 30, 2011 of the Company’s PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the PRC dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the PRC tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The Company's tax years from 2006 to 2010 remain open in various jurisdictions.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 5 - SEGMENT INFORMATION

Pursuant to ASC 280 the Company operates and discloses three reportable segments: air ticketing, hotel reservation and packaged tours. Substantially all of the Company’s revenues and long-lived assets are in the PRC. The Company currently operates and prepares accounting and other financial reports separately to management for eleven major business organizations (Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd., Foshan International Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Services Co., Ltd., Chongqing Travel World E-Business Co., Ltd., Universal Travel International Travel Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Kunming Business Travel Service Co., Ltd., and Shanxi Jinyang Travel Agency Co., Ltd.).

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd.; Hotel reservation segment relates to Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd.; Packaged tours segment relates to Chongqing Travel World E-Business Co., Ltd., Foshan International Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Service Company Ltd., Universal Travel International Travel Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Kunming Business Travel Service Co., Ltd., and Shanxi Jinyang Travel Agency Co., Ltd. Management monitors these segments regularly to make decisions about resources to be allocated to the segment and assess its performance.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 5 - SEGMENT INFORMATION (CONTINUED)

The following tables present summarized information by segment:

	Air	Hotel	Packaged	Other	Total
	Ticketing	Reservation	Tours
	Six Months Ended June 30, 2011
Revenue, net	$10,280,773	$6,389,731	$49,986,767	$-	$66,657,271
Cost of services	$3,773,987	$1,537,696	$43,721,220	$-	$49,032,903
Gross profit	$6,506,786	$4,852,035	$6,265,547	$-	$17,624,368
Income from operations	$7,189,838	$2,049,272	$5,472,579	$(2,658,833)	$12,052,856
Income tax expenses	$1,825,648	$514,766	$1,390,637	$87,037	$3,818,088
Depreciation & Amortization	$546,814	$4,331	$65,446	$-	$616,591
Asset expenditures	$62,662	$-	$-	$-	$62,662
Goodwill	$-	$3,081,799	$21,427,110	$-	$24,508,909
Total assets	$104,908,639	$478,447	$45,810,995	$347,791	$151,545,872
	Six Months Ended June 30, 2010
Revenue, net	$8,702,488	$6,462,123	$37,127,291	$-	$52,291,902
Cost of services	$2,833,290	$1,979,573	$32,491,924	$-	$37,304,787
Gross profit	$5,869,198	$4,482,550	$4,635,367	$-	$14,987,115
Income from operations	$4,165,082	$4,389,490	$4,130,012	$(1,340,653)	$11,343,931
Income tax expenses	$1,049,783	$982,799	$1,028,968	$-	$3,061,550
Depreciation & Amortization	$740,235	$879	$22,593	$-	$763,707
Asset expenditures	$1,852,357	$-	$12,417	$-	$1,864,774
Goodwill	$	$3,081,799	$21,427,110	$-	$24,508,909
Total assets	$60,542,681	$7,435,604	$28,741,119	$23,943,549	$120,662,953
	Three Months Ended June 30, 2011
Revenue, net	$5,020,345	$2,695,778	$25,145,655	$-	$32,861,778
Cost of services	$1,857,664	$163,312	$22,091,650	$-	$24,112,626
Gross profit	$3,162,681	$2,532,466	$3,054,005	$-	$8,749,152
Income from operations	$4,922,641	$4,140	$2,560,760	$(1,311,803)	$6,175,738
Income tax expenses	$1,219,276	$3,110	$627,262	$93,896	$1,943,544
Depreciation & Amortization	$274,445	$2,171	$32,696	$-	$309,312
Asset expenditures	$44,413	$-	$-	$-	$44,413
Goodwill	$-	$3,081,799	$21,427,110	$-	$24,508,909
	Three Months Ended June 30, 2010
Revenue, net	$4,796,513	$3,432,017	$23,637,593	$-	$31,866,123
Cost of services	$1,465,419	$981,156	$20,688,727	$-	$23,135,302
Gross profit	$3,331,094	$2,450,861	$2,948,866	$-	$8,730,821
Income from operations	$2,396,956	$2,395,312	$2,594,654	$(733,298)	$6,653,624
Income tax expenses	$656,059	$476,671	$649,754	$-	$1,782,484
Depreciation & Amortization	$442,389	$440	$19,774	$-	$462,603
Asset expenditures	$1,244,147	$-	$1,011	$-	$1,245,158
Goodwill	$-	$3,081,799	$21,427,110	$-	$24,508,909

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 6 - PRO FORMA FINANCIAL STATEMENTS

Pro Forma financial statements present revenue and related data of five subsidiaries acquired in 2010 as if the acquisitions were made at the earliest date presented of January 1, 2010.

For the six months ended June 30, 2010, the revenue, income from operations, net income, and net income per common share in Pro Forma financial statements are as follow:

For the six months ended June 30,
2010
Revenues	$65,821,830
Income from operations	$12,926,713
Net Income	$10,431,632
Net income per common share
Basic	$0.61
Dilute	$0.58

Note 7 - SUBSEQUENT EVENTS

On April 12, 2011, the Company’s stock was suspended from trading when it was unable to file its Annual Report on Form 10-K by April 15, 2011 as a result of Windes & McClaughry Accountancy Corporation resignation on April 9, 2011. On June 8, 2011, the Company filed its Annual Report on Form 10-K. On July 22, 2011, the Company filed its quarterly report on Form 10-Q for the quarter ended March 31, 2011. As of August 12, 2011, the Company's stock is still suspended from trading.

As of June 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

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

Name of Entities	Place of Incorporation	Expiration date	Ownership Percentage
Universal Travel Group	Nevada, USA	-	100%
Full Power Enterprise Global Limited	British Virginia Islands	-	100%
Shenzhen Yuzhilu Aviation Service Co., Ltd.	China	1998.3.9-2018.3.9	100%
Xi’an Golden Net Travel Serve Services Co., Ltd.	China	2001.8.1-2016.9.4	100%
Shanghai Lanbao Travel Service Co., Ltd.	China	2002.5.29-2015.4.28	100%
Foshan Overseas International Travel Service Co., Ltd.	China	Infinite Term	100%
Chongqing Universal Travel E-Commerce Co., Ltd.	China	Infinite Term	100%
Universal Travel International Travel Agency Co., Ltd. (formerly named: Shenzhen Universal Travel Agency Co., Ltd.)	China	Infinite Term	100	%VIE
Hebei Tianyuan International Travel Agency Co., Ltd.	China	1999.10.8-2019.10.7	100%
Huangshan Holiday Travel Service Co., Ltd.	China	Infinite Term	100%
Zhengzhou Yulongkang Travel Agency Co., Ltd.	China	2000.11.1-2020.11.1	100%
Kunming Business Travel Service Co., Ltd.	China	2001.10.8-2011.10.8	100%
Shanxi Jinyang Travel Agency Co., Ltd.	China	2005.5.19-2015.5.18	100%

In 2007 and 2009, YZL entered into certain shareholding agreements with various related PRC residents and Shenzhen Yuzhixing Aviation Service, Co. Limited (“Party B”) to hold YZL shares of ownership of Xi’an Golden Net Travel Serve Services Co., Ltd. (“XGN”) and Universal Travel International Travel Agency Co., Ltd., formerly known as Shenzhen Universal Travel Agency Co., Ltd. (“STA”).The significant details of the agreements and other important information, among others, are outlined below:

Universal Travel Group funded the start up activities and incorporation of XGN and STA and related subsidiaries, through cash or common stock issuance;
YZL entrusted Party B as the name holder only of YZL equity interest in XGN and STA;
Party B shall neither participate in the management of operation nor shareholder meeting decisions of YZL, XGN or STA;
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

On March 17, 2011, the shareholders of XGN transferred 100% of the equity interests in XGN to STA and completed the registration of change in ownership with the PRC authorities on April 2, 2011.  As a result, XGN is no longer subject to the aforementioned VIE arrangements and is no longer considered our VIE under ASC 810.

Universal Travel Group and YZL are responsible to fund any capital share shortfalls for STA and its subsidiaries. In addition, Universal Travel Group funded through cash and common stock the acquisitions as discussed in Note 2.

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

In October 2008, we successfully rolled out our TRIPEASY Kiosks, an innovative self-service terminal capable of handling a full ranging of booking services including packaged tours through a secured built in payment function that accepts all major Chinese bank cards. On September 9, 2010, we sold all of 1,523 Kiosks to Shenzhen Xunbao E-commerce Co. Ltd. with a slight gain. The strategy of sales of Kiosks was to minimize our capital expenditures and related expenses. We still have the full right to use these Kiosks after the sales for two years according to the agreement.

In December 2008, we established Universal Travel International Travel Agency Co., Ltd. (formerly known as Shenzhen Universal Travel Agency Co. Ltd.), a PRC company, to meet the increasing packaged-tour demand in Shenzhen City.

In March 2009, in order to seize the opportunities arising from the economic promotion by the PRC government of the mid and western regions of the PRC, we strategically set up Chongqing Universal Travel E-Commerce Co., Ltd., a PRC company, to strengthen our presence in that region. It began generating revenues in the third quarter of 2009.

In 2009, we were selected one of the Top Ten Brands of Travel Services in the PRC. We believe our quality of services will distinguish us in our long term competitiveness.

In 2010, we acquired a total of five companies for stock and cash through our VIE structure and strategy, namely Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Kunming Business Travel Agency Co., Ltd. and Shanxi Jinyang Travel Agency Co., Ltd.

In order to finance the abovementioned acquisitions and our working capital, on December 10, 2009, we entered into a subscription agreement to sell to institutional investors an aggregate of 2,222,222 shares of our common stock at a price of $9.00 per share for net proceeds of approximately $19.0 million. The sale of the common stock closed on December 15, 2009. The offer and sale of the shares were made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333-161139) initially filed with the Securities and Exchange Commission on August 7, 2009 and amended on November 2, 2009. The Registration Statement was declared effective on November 5, 2009.

On June 15, 2010, we entered into an underwriting agreement (the “Underwriting Agreement”) with Brean Murray, Carret & Co., LLC, as representative of the underwriters (the “Representative”), related to a public offering of 2,857,143 shares of the Company's common stock at a price of $7.00 per share less a 5% underwriting commission. Under the terms of the Underwriting Agreement, we granted the Representative an option, exercisable for 30 days, to purchase up to an additional 428,572 shares of common stock to cover over-allotments, if any. The offering was made pursuant to an effective registration statement on Form S-3, as amended and supplemented (Registration Statement No. 333-161139) filed with the Securities and Exchange Commission. On June 21, 2010, we closed the common stock offering announced on June 16, 2010. In the transaction, we issued 2,857,143 shares of common stock at $7.00 per share for an aggregate amount of $20 million.

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

In order to leverage on our International Travel License, we have decided to franchise our license to local travel agencies.  Recently, we granted our franchise to eight local travel agencies in Shenyang, Dalian and Qingdao. They have converted their business model, adopted our franchise operating scheme, and updated their local business registration to run this franchise officially. As of June 30, 2011, we are still providing training and internal control testing for these franchisees and accordingly they have not generated any revenue yet.

We currently have three discrete lines of business and revenue, and each is carried out by a few subsidiaries of the Company and our VIE: (i) air-ticketing (Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Universal Travel E-Commerce Co., Ltd.), (ii) hotel reservations (Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd.), and (iii) packaged tours (Chongqing Universal Travel E-Commerce Co., Ltd., Xi'an Golden Net Travel Serve Service Co., Ltd., Foshan Overseas International Travel Service Co., Ltd., Universal Travel International Travel Agency Co. Ltd., Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd. and Kunming Business Travel Agency Co., Ltd.).

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

Income Tax Expense

We are subject to U.S. federal income tax, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.  We recorded an income tax expense of approximately $1.9 million and $1.8 million for the three months ended June 30, 2011 and 2010, respectively. We recorded an income tax expense of approximately $3.8 million and $3.1 million for the six months ended June 30, 2011 and 2010, respectively. The increase in income tax expense was primarily due to the increase in profits of its PRC subsidiaries.

As of June 30, 2011, unrecognized tax benefits were $30,804.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $30,804 at June 30, 2011. As of June 30, 2010, unrecognized tax benefits were $0.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 at June 30, 2010.

For the three months ended June 30, 2011 and 2010, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the three months ended June 30, 2011 and 2010 respectively.

	Three months ended	Three months ended	Increase /
	June 30, 2011	June 30, 2010	(Decrease)	Percentage
Revenues
Air ticketing, net	$5,020,345	$4,796,513	$223,832	4.67%
Hotel reservation, net	2,695,778	3,432,017	(736,239)	-21.45%
Packaged tours, gross	25,145,655	23,637,593	1,508,062	6.38%
	32,861,778	31,866,123	995,655	3.12%
Cost of services
Air ticketing, net	1,857,664	1,465,419	392,245	26.77%
Hotel reservation, net	163,312	981,156	(817,844)	-83.36%
Packaged tours, gross	22,091,650	20,688,727	1,402,923	6.78%
	24,112,626	23,135,302	977,324	4.22%

Gross Profit	8,749,152	8,730,821	18,331	0.21%

Selling, general and administrative expenses	(2,573,414)	(2,077,197)	(496,217)	23.89%
Income from operations	6,175,738	6,653,624	(477,886)	-7.18%

Other income (expense)
Other income (expense)	(3,112)	3,363	(6,475)	192.54%
Gain on change of fair value of derivative liabilities	95,404	839,553	(744,149)	-88.64%
Interest income	117,287	16,522	100,765	609.88%
Total other income	209,579	859,438	(649,859)	-75.61%

Income before income taxes	6,385,317	7,513,062	(1,127,745)	-15.01%

Provision for income taxes	1,943,544	1,782,484	161,060	9.04%
Net Income	$4,441,773	$5,730,578	$(1,288,805)	-22.49%

For the three months ended June 30, 2011:

	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$5,020,345	15.28%	$2,695,778	8.20%	$25,145,655	76.52%	$32,861,778
Cost of Services	(1,857,664)	7.70%	(163,312)	0.68%	(22,091,650)	91.62%	(24,112,626)
Gross Profit	$3,162,681	36.15%	$2,532,466	28.95%	$3,054,005	34.91%	$8,749,152
Gross Margin	63.00%		93.94%		12.15%		26.62%
Segment effect in Gross Margin (*)	9.62%		7.71%		9.29%		26.62%

For the three months ended June 30, 2010:

	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$4,796,513	15.05%	$3,432,017	10.77%	$23,637,593	74.18%	$31,866,123
Cost of Services	(1,465,419)	6.33%	(981,156)	4.24%	(20,688,727)	89.42%	(23,135,302)
Gross Profit	$3,331,094	38.15%	$2,450,861	28.07%	$2,948,866	33.78%	$8,730,821
Gross Margin	69.45%		71.41%		12.48%		27.40%
Segment effect in Gross Margin (*)	10.45%		7.69%		9.25%		27.40%

(*) “Segment effect in Gross Margin” was calculated by multiplying “the percentage of the segment revenue over the total revenue” with “gross margin of the related sector”. This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd. Our hotel reservation segment relates to Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd. Our packaged tours segment relates to Chongqing Travel World E-Business Co., Ltd., Foshan Overseas International Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Service Co., Ltd., Universal Travel International Travel Agency Co. Ltd., Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd. and Kunming Business Travel Agency Co., Ltd.

Revenues for the three months ended June 30, 2011 were $32,861,778, compared to $31,866,123 for the same period in 2010, an increase of $995,655, or approximately 3.12%. The slight increase in revenue is contributed by our expanded packaged tours business and stable sales in our air ticketing business. We continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from online and offline sales.

Revenues from air-ticketing segment were $5,020,345 for the three months ended June 30, 2011 compared to $4,796,513 for the same period last year, an increase of $223,832, or approximately 4.67%. This slight increase is generally driven by increase in air-ticket sales volume and higher air-ticket prices than the same quarter last year. We attribute the higher air ticket sales to a booming tourism industry, general inflation in PRC economy, as well as less competition among airlines. As the PRC economy continues to grow, we believe that our growth in air-ticketing is sustainable in the foreseeable future.

Revenues from the hotel reservations segment were $2,695,778 for the three months ended June 30, 2011 compared to $3,432,017 for the same quarter in 2010, a decrease of $736,239, or approximately 21.45%. The decrease is associated with the transition period of our new strategy in this segment. In the second quarter this year, we ceased all hotel rooms wholesaling operations, which was previously conducted through the China Booking Association platform. Instead we focused our strategy on the more profitable direct sales and hotel packaged products. Accordingly, there was a slight decrease in revenue during this transition period. We believe the change in our hotel reservation strategy will enhance our competitiveness, increase our profitability and place our hotel reservation business in an advantageous position for long term success.

Revenues from our packaged tour segment were $25,145,655 for the three months ended June 30, 2011, compared to $23,637,593 for the same quarter in 2010, an increase of $1,508,062, or approximately 6.38%. The slight increase is a result of our efforts to expand our packaged tour business and mix and growth in domestic tours sales but offset by a drop in sales in international tours by Foshan Overseas International Travel Service Co., Ltd. after Japan's earthquake, tsunami, and radiation disaster.

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

Costs of services for the three months ended June 30, 2011 were $24,112,626 compared to $23,135,302 for the same quarter last year, an increase of $977,324, or approximately 4.22%. The increase is in tandem with the increase of revenue.  Our increased cost in air ticketing business is associated with higher percentage of commission cost to a major retail agency in this segment. The comparatively higher costs of services resulted from packaged tours making up a greater percentage of our total revenue and their corresponding higher cost of services. But we were able to integrate with wider geographic covered local subsidiaries as a result of acquisitions to create synergy to tightly control our packaged tour segment costs.

Costs of services from the air-ticketing segment were $1,857,664 for the three months ended June 30, 2011, compared to $1,465,419 for the same quarter last year, an increase of $392,245, or approximately 26.77%. This increase is associated with the higher salaries expenses along with increased numbers of employees in this segment and increased percentage of commission paid to a major retail agency.

Costs of services from the hotel-reservation segment were $163,312 for the three months ended June 30, 2011, compared to $981,156 for the same quarter last year, a decrease of $817,844, or approximately 83.36%. The significant decrease is a result from our strategy to focus on direct sales to reduce commissions paid to second tier wholesale agents. in the second quarter this year.

Costs of services from the packaged-tour segment were $22,091,650 for the three months ended June 30, 2011, compared to $20,688,727 for the same quarter last year, an increase of $1,402,923 or approximately 6.78%. The increase is in tandem with the increase of revenue.

Gross Profit

Gross profit for the three months ended June 30, 2011 was $8,749,152 compared to $8,730,821, for the same quarter last year, an increase of $18,331, or approximately 0.21%. The stability in gross profit is due to the growth in revenue and control of cost as explained above. The growth in both our domestic air-ticketing business and hotel reservation business is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $3,162,681 for the three months ended June 30, 2011, compared to $3,331,094 for the same quarter last year, a decrease of $168,413, or approximately 5.06%. Gross profit margin for the three months ended June 30, 2011 was 63.00%, slightly lower than 69.45% for the same quarter last year. We anticipate that our gross margin in the air-ticketing segment will be stable and improve in the foreseeable future.

Gross profit in our hotel reservation segment was $2,532,466 for the quarter ended June 30, 2011 compared to $2,450,861 for the same quarter last year, an increase of $81,605, or approximately 3.33%. Gross profit margin in this segment for the three months ended June 30, 2011 was 93.94%, compared to 71.41% for the same quarter last year, an increase of 22.53%. The increase in gross profit margin is due to our new strategy to focus on more profitable direct sales in the second quarter this year.

Gross profit in our packaged tour segment was $3,054,005 for the three months ended June 30, 2011 compared to $2,948,866 for the same quarter last year, an increase of $105,139, or approximately 3.57%. Gross profit margin in this segment for the quarter ended June 30, 2011 was 12.15% compared to 12.48% for the same quarter last year, a decrease of 0.33%. The stability in gross margin for this segment was mainly attributable to improved profit margins from our 2010 acquired subsidiaries into this segment. We believe that our strong local contacts and networks established through our subsidiaries are critical in our nationwide expansion strategy.

Our air-ticketing and hotel reservations have much higher gross margin than our packaged tour business primarily because our revenues from air-ticketing and hotel reservation are the commissions we generated. Our costs of service are mainly costs relating to systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial, while costs of services for the packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, that all together are much substantial variables and fixed overheads.

Consolidated gross margin for the three months ended June 30, 2011 came in at 26.62%, a 0.77% slight decrease from the 27.40% in the same quarter last year. The stability in gross margin is mainly due to integration among segments and as our strategy increased focus on online development.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the three months ended June 30, 2011 and 2010 are as follows:

	For the three months ended June 30,		Increase /
	2011	2010	(Decrease)	Percentage
Salary and commission	$385,447	$401,699	$(16,252)	-4.05%
Marketing	171,176	103,815	67,361	64.89%
Rent	102,490	89,759	12,731	14.18%
Depreciation and amortization	269,146	435,821	(166,675)	-38.24%
Professional fees	599,272	394,245	205,027	52.01%
Stock-based compensation	720,241	340,372	379,869	111.60%
Other general and administrative expenses	325,642	311,486	14,156	4.54%
Total	$2,573,414	$2,077,197	$496,217	23.89%

Selling, general and administrative expenses totaled $2,573,414 for the three months ended June 30, 2011 compared to $2,077,197 for the same quarter last year, an increase of $496,217, or approximately 23.89%.

Selling, general and administrative expenses were approximately 7.83% of revenue for the three months ended June 30, 2011 as compared to 6.52% for the same quarter last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the second quarter of 2011, as compared to the same quarter last year. During the second quarter of 2011, we incurred extra professional fees, more rent expenses, less depreciation expenses than the same quarter last year, and higher stock based compensation for 2010 incentive stock plan. To promote our businesses, especially air ticketing business, we spent $272,900 on advertisements on popular Chinese websites in the second quarter of 2011, while we did not incur so much for the same quarter last year.

Other Income (Expenses)

Gain on change in fair value of derivative liability for the three months ended June 30, 2011 was $95,404 compared to $839,553 for the same quarter last year. The Company adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009. The warrants issued in connection with the Securities Purchase Agreement dated August 28, 2008 were reclassified from equity to derivative liability and marked to market. Therefore, the Company recorded a gain on change in fair value of derivative liability of $95,404 on June 30, 2011 to mark to market for the decrease in fair value of the warrants from April 1, 2011 to June 30, 2011.

Net Income

Net income was $4,441,773, or 13.52% of revenues for the three months ended June 30, 2011, compared to $5,730,578, or 17.98% of revenues for the same quarter last year, a decrease of $1,288,805, or 22.49%. The decrease in net income is mostly associated with increased selling, general and administrative expenses for expanding our business and decreased non-cash gain on change in fair value of derivative liability.

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the six months ended June 30, 2011 and 2010 respectively.

	Six months ended	Six months ended	Increase /
	June 30, 2011	June 30, 2010	(Decrease)	Percentage
Revenues
Air ticketing, net	$10,280,773	$8,702,488	$1,578,285	18.14%
Hotel reservation, net	6,389,731	6,462,123	(72,392)	-1.12%
Packaged tours, gross	49,986,767	37,127,291	12,859,476	34.64%
	66,657,271	52,291,902	14,365,369	27.47%
Cost of services
Air ticketing, net	3,773,987	2,833,290	940,697	33.20%
Hotel reservation, net	1,537,696	1,979,573	(441,877)	-22.32%
Packaged tours, gross	43,721,220	32,491,924	11,229,296	34.56%
	49,032,903	37,304,787	11,728,116	31.44%

Gross Profit	17,624,368	14,987,115	2,637,253	17.60%

Selling, general and administrative expenses	(5,571,512)	(3,643,184)	1,928,328	52.93%
Income from operations	12,052,856	11,343,931	708,925	6.25%

Other income (expense)
Other income (expense)	(17,502)	6,917	(24,419)	-353.03%
Gain on change of fair value of derivative liabilities	445,216	949,004	(503,788)	-53.09%
Interest income	234,821	38,711	196,110	506.60%
Total other income	662,535	994,632	(332,097)	-33.39%

Income before income taxes	12,715,391	12,338,563	376,828	3.05%

Provision for income taxes	3,818,088	3,061,550	756,538	24.71%
Net Income	$8,897,303	$9,277,013	$(379,710)	-4.09%

For the six months ended June 30, 2011:

	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$10,280,773	15.42%	$6,389,731	9.59%	$49,986,767	74.99%	$66,657,271
Cost of Services	(3,773,987)	7.70%	(1,537,696)	3.14%	(43,721,220)	89.17%	(49,032,903)
Gross Profit	$6,506,786	36.92%	$4,852,035	27.53%	$6,265,547	35.55%	$17,624,368
Gross Margin	63.29%		75.93%		12.53%		26.44%
Segment effect in Gross Margin (*)	9.76%		7.28%		9.40%		26.44%

For the six months ended June 30, 2010:

	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$8,702,488	16.64%	$6,462,123	12.36%	$37,127,291	71.00%	$52,291,902
Cost of Services	(2,833,290)	7.59%	(1,979,573)	5.31%	(32,491,924)	87.10%	(37,304,787)
Gross Profit	$5,869,198	39.16%	$4,482,550	29.91%	$4,635,367	30.93%	$14,987,115
Gross Margin	67.44%		69.37%		12.49%		28.66%
Segment effect in Gross Margin (*)	11.22%		8.57%		8.86%		28.66%

(*) “Segment effect in Gross Margin” was calculated by multiplying “the percentage of the segment revenue over the total revenue” with “gross margin of the related sector”. This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Travel World E-Business Co., Ltd. Our hotel reservation segment relates to Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd. Our packaged tour segment relates to Chongqing Travel World E-Business Co., Ltd., Foshan Overseas International Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Service Co., Ltd., Universal Travel International Travel Agency Co. Ltd., Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd. and Kunming Business Travel Agency Co., Ltd.

Revenues for the six months ended June 30, 2011 were $66,657,271, compared to $52,291,902 for the same period in 2010, an increase of $14,365,369, or approximately 27.47%. The increase is contributed by our business expansion, especially in packaged tour segment, along with the strong demand for travel as a result of the recovery of PRC economy, and the continuing effect of the PRC government’s stimulus package, benefiting the whole industry. We continue to see success in cross marketing and selling our travel related products across our business segments and increased brand awareness from online and offline sales.

Revenues from air-ticketing segment were $10,280,773 for the six months ended June 30, 2011 compared to $8,702,488 for the same period last year, an increase of $1,578,285, or approximately 18.14%. This increase is generally driven by increase in air-ticket sales volume and higher air-ticket prices than the same quarter last year, and increased revenue from Chongqing Travel World E-Business Co., Ltd. as it gained more local market share after being established for over a year. We attribute the higher air ticket sales to booming tourism, general inflation in the PRC economy, as well as the downgraded competition among airlines. As the PRC economy continues to grow, we believe that our growth in air-ticketing segment is sustainable in the foreseeable future.

Revenues from the hotel reservation segment were $6,389,731 for the six months ended June 30, 2011 compared to $6,462,123 for the same period in 2010, a decrease of $72,392, or approximately 1.12%. In the second quarter this year, we ceased all hotel rooms wholesaling operations, which was previously conducted through the China Booking Association platform. Instead we focused our strategy on our more profitable direct sales and hotel packaged products, resulting in a slight decrease in revenue during this transition period.  We believe the change in our hotel reservation strategy will enhance our competitiveness and profitability and place our hotel reservation business in an advantageous position for long term success.

Revenues from our packaged tour segment were $49,986,767 for the six months ended June 30, 2011, compared to $37,127,291 for the same period in 2010, an increase of $12,859,476, or approximately 34.64%. The increase is associated with our expansion in this segment. Our subsidiaries acquired in 2010 in this segment contributed $22,512,538 for the six months ended June 30, 2011 compared to $7,275,588 for the same period last year, which was in a transition period.

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

Other direct costs such as costs relating to systems and related technologies used by each segment operations, and costs associated with payment processing are also included in the Company’s costs of services. In addition, the Company allocates costs of labor and facilities, depreciation, communications, and utility expenses incurred by each segment between costs of services and general administrative expenses. We do not offer any volume rebates but enjoy volume rebates from our vendors, calculated based on the vendors’ own internal rebate policy. We do not record receivables for these rebates, and we only record them as a reduction of cost when received.

Costs of services for the six months ended June 30, 2011 were $49,032,903 compared to $37,304,787 for the same period last year, an increase of $11,728,116, or approximately 31.44%. The increase is associated with a combination of higher costs in our air ticketing business due to the higher commissions to a major retail agency, offset by the lower commissions paid to second tier wholesale agents in our hotel reservation business due to our new strategy to focus more on direct sales and packaged products  in the second quarter, and higher cost incurred in expanding our packaged tour business. The increase is in tandem with the increase of revenue.

Costs of services from the air-ticketing segment were $3,773,987 for the six months ended June 30, 2011, compared to $2,833,290 for the same period last year, an increase of $940,697, or approximately 33.20%. This increase is associated with the higher booking volumes, higher salaries expenses due to increased numbers of employees and higher percentage of commissions paid to a major retail agency in this segment.

Costs of services from the hotel-reservation segment were $1,537,696 for the six months ended June 30, 2011, compared to $1,979,573 for the same period last year, a decrease of $444,817, or approximately 22.32%. We benefit from our strategy to focus on direct sales for the reduction on commissions paid to second tier wholesale agents in the second quarter.

Costs of services from the packaged-tour segment were $43,721,220 for the six months ended June 30, 2011, compared to $32,491,924 for the same period last year, an increase of $11,229,296, or approximately 34.56%. The increase is also in tandem with the increase of revenue.

Gross Profit

Gross profit for the six months ended June 30, 2011 was $17,624,368 compared to $14,987,115, for the same period last year, an increase of $2,637,253, or approximately 17.60%. The increase in gross profit is due to the growth in revenue and control of cost as explained above. The growth in both our domestic air-ticketing business and hotel reservation business is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $6,506,786 for the six months ended June 30, 2011, compared to $5,869,198 for the same period last year, an increase of $637,588, or approximately 10.86%. Gross profit margin for the six months ended June 30, 2011 was 63.29%, slightly lower than 67.44% for the same period last year, a slight decrease of 4.15%. The decreased gross profit margin is mostly due to higher commission paid to a major retail agency. We anticipate that our gross margin in the air-ticketing segment will be stable and improve in the foreseeable future.

Gross profit in our hotel reservation segment was $4,852,035 for the six months ended June 30, 2011 compared to $4,482,550 for the same period last year, an increase of $369,485, or approximately 8.24%. Gross profit margin in this segment for the six months ended June 30, 2011 was 75.93%, compared to 69.37% for the same period last year, an increase of 6.56%. The increase in gross profit is due to our new strategy to focus on more profitable direct sales.

Gross profit in our packaged tour segment was $6,265,547 for the six months ended June 30, 2011 compared to $4,635,367 for the same period last year, an increase of $1,630,180, or approximately 35.17%. Gross profit margin in this segment for the six months ended June 30, 2011 was 12.53% compared to 12.49% for the same period last year, an increase of 0.04%. The stability in gross margin for this segment was mainly attributable to improved profit margins from Universal Travel International Travel Agency Co. Ltd, and Shanxi Jinyang Travel Agency Co., Ltd. We believe that our strong local contacts and networks established through our subsidiaries are critical in our nationwide expansion strategy.

Our air-ticketing and hotel reservations have much higher gross margin than our packaged tour business primarily as our revenues from air-ticketing and hotel reservation segments are the commissions we generated. Our costs of service are mainly costs relating to systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial, while costs of services for the packaged tours include meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, that all together are much substantial variables and fixed overheads.

Consolidated gross margin for the six months ended June 30, 2011 came in at 26.44%, a 2.22% decrease from the 28.66% in the same period last year. The lower gross margin is mainly due to our increased weight of our lower margin packaged tours segment in our revenue mix. Due to the difference in revenues recognition, our packaged tour segment has lower gross margin. During the first six months of 2011, revenues generated from packaged tours grew at a much higher rate than revenues generated from air ticketing and hotel reservation segments as a result of acquisitions of five packaged tour travel agencies, leading to lower overall gross margin. However, management believes the packaged tour segment is critical to the substantial growth of air ticketing and hotel reservation segments in the long run, and overall gross margin is expected to improve as integration among segments improves and as our strategy increases focus on online development.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the six months ended June 30, 2011 and 2010 are as follows:

	For the six months ended June 30,		Increase /
	2011	2010	(Decrease)	Percentage
Salary and commission	$831,800	$717,699	$114,101	15.90%
Marketing	507,252	175,057	332,195	189.76%
Rent	185,730	170,343	15,387	9.03%
Depreciation and amortization	507,737	668,383	-160,646	-24.04%
Professional fees	1,003,029	659,250	343,779	52.15%
Stock-based compensation	1,654,180	677,004	977,176	144.34%
Other general and administrative expenses	881,784	575,448	306,336	53.23%
Total	$5,571,512	$3,643,184	$1,928,328	52.93%

Selling, general and administrative expenses totaled $5,571,512 for the six months ended June 30, 2011 compared to $3,643,184 for the same period last year, an increase of $1,928,328, or approximately 52.93%.

Selling, general and administrative expenses were approximately 8.36% of revenue for the six months ended June 30, 2011 as compared to 6.97% for the same period last year. General increase in selling, general and administrative expenses are in connection with the growth in business operations during the six months period of 2011, as compared to the same period last year. During the first six months of 2011, we incurred extra professional fees, more salaries expenses, less depreciation expenses than the same period last year, and higher stock based compensation for 2010 incentive stock plan. To promote our businesses, especially air ticketing business, we spent $507,252 on advertisements on popular Chinese websites in the first six months of 2011, while we did not incur so much for the same period last year. The increased salary expense and commission are due to an increase in the number of newly hired employees.

Other Income (Expenses)

Gain on change in fair value of derivative liability for the six months ended June 30, 2011 was $445,216 compared to $949,004 for the same period last year. The Company adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009. The warrants issued in connection with the Securities Purchase Agreement dated August 28, 2008 were reclassified from equity to derivative liability and marked to market. Therefore, the Company recorded a gain on change in fair value of derivative liability of $445,216 on June 30, 2011 to mark to market for the decrease in fair value of the warrants from January 1, 2011 to June 30, 2011.

Net Income

Net income was $8,897,303, or 13.35% of revenues for the six months ended June 30, 2011, compared to $9,277,013, or 17.74% of revenues for the same period last year, a decrease of $379,710, or 4.09%. The stability in net income is mostly due to our efforts to expand our business, our merger and acquisition strategy, and the non-cash gain on change in fair value of derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and equity raise. Cash and cash equivalents were $41,807,581 as of June 30, 2011. Current assets and current liabilities as of June 30, 2011 were $122,751,526 and $9,477,510, respectively, yielding working capital of $113,274,016. We believe that the funds available to us from operations and equity raise are adequate to meet our operating needs for the next twelve months. For the six months ended June 30, 2011, net cash provided by operating activities was approximately $17,760,426, which resulted primarily from our operations and effective management of cash flow.

Capital Expenditure

Total capital expenditure for the six months ended June 30, 2011 was $62,662, used to purchase fixed assets, primarily transportation equipment and lease hold improvement for our call center in our new headquarter in Shenzhen. Management may consider substantial increase in decoration and equipment or other supporting machinery expenditures as we start our franchise model and to support the fast development and expansion of our business.

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

Not applicable.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On May 20, 2011, the plaintiff Alex Loeb commenced this derivative action in the First Judicial District Court of the State of Nevada in and for Carson City against the Company, and  Jiangping Jiang, Jing Xie, Huijie Gao, Jiduan Yuan, Lizong Wang, Wenbin An, Lawrence Lee, Yizhao Zhang and Liquan Wang, officers and directors of the Company.  In the complaint, plaintiff purports to assert derivative claims against the individual defendants for alleged breaches of fiduciary duties, waste of corporate assets and unjust enrichment based upon alleged conduct of the individual defendants which damaged  the Company’s reputation, goodwill and standing in the business community.  The complaint also alleges that such conduct may result in liability for violations of federal law. The complaint seeks, among other relief, the amount of damages sustained by the Company as a result of the Defendants’ breach of fiduciary duties, waste of corporate assets and unjust enrichment and plaintiff’s counsel’s, accountant’s and experts’ fees.  On June 17, 2011, the Company filed an answer to the compliant in which the Company denied the material allegations of the complaint. The Company intends to vigorously defend the lawsuit.

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

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

5	101.INS	XBRL Instance Document.**
6	101.SCH	XBRL Taxonomy Extension Schema Document.**
7	101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
8	101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
9	101.LAB	XBRL Taxonomy Label Linkbase Document.**
10	101.INS	XBRL Instance Document.**

* The Exhibits attached to this report shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

** Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang Chairwoman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jing Xie
Jing Xie Chief Financial Officer (Principal Financial Officer)