Form 10-Q
period 2011-09-30
UNIVERSAL TRAVEL GROUP
filed 2011-11-14
CIK 1336644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 14, 2011, there were 19,898,235 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
UNIVERSAL TRAVEL GROUP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNIVERSAL TRAVEL GROUP

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Universal Travel Group

We have reviewed the accompanying consolidated balance sheet of Universal Travel Group as of September 30, 2011, and the related consolidated statements of income and comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2011 and 2010. These consolidated financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Universal Travel Group as of December 31, 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated June 06, 2011, we expressed an unqualified opinion on those consolidated financial statements.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
November 11, 2011

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7-21

UNIVERSAL TRAVEL GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	Unaudited
ASSETS
Cash and cash equivalents	$53,007,049	$39,618,988
Restricted Cash	1,186,507	307,027
Short term investments	31,306,253	19,681,308
Accounts receivable, net	36,052,088	38,658,011
Other receivables and deposits, net	957,639	780,400
Trade deposit	8,513,958	8,173,426
Prepayments	1,924,736	1,216,857
Note receivable	-	2,314,259
Total Current Assets	132,948,230	110,750,276

Property & equipment, net	1,551,522	1,692,595
Intangible assets, net	2,582,847	3,110,882
Goodwill	24,508,909	24,508,909
Total Noncurrent Assets	28,643,278	29,312,386
Total Assets	$161,591,508	$140,062,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,590,661	$5,045,674
Customer deposits	2,654,645	2,203,487
Income tax payable	2,413,347	3,189,965
Total Current Liabilities	11,658,653	10,439,126

Warrants - derivative liability	318,011	810,929
Deferred tax liability	477,397	477,397
Long-term income tax payable	30,804	30,804
Total Liabilities	12,484,865	11,758,256

Stockholders' Equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	-	-
Common stock, $.001 par value, 70,000,000 shares authorized, 19,898,235 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	19,898	19,898
Additional paid in capital	66,553,890	64,171,555
Statutory reserve	1,062,741	1,062,741
Retained earnings	74,422,024	59,624,186
Accumulated other comprehensive income	7,048,090	3,426,026
Total Stockholders' Equity	149,106,643	128,304,406
Total Liabilities and Stockholders' Equity	$161,591,508	$140,062,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TRAVEL GROUP
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2011	2010	2011	2010
		Restated		Restated
Revenues
Air ticketing, net	$15,759,318	$14,439,187	$5,478,545	$5,736,699
Hotel reservation, net	9,330,719	10,862,393	2,940,988	4,400,270
Packaged tours, gross	83,374,997	72,507,188	33,388,230	35,379,897
	108,465,034	97,808,768	41,807,763	45,516,866
Cost of services
Air ticketing, net	5,973,132	4,913,895	2,139,745	2,080,605
Hotel reservation, net	1,714,886	3,533,764	177,190	1,554,191
Packaged tours, gross	73,115,397	62,902,349	29,394,177	30,410,425
	80,744,015	71,350,008	31,711,112	34,045,221

Gross Profit	27,721,019	26,458,760	10,096,651	11,471,645

Selling, general and administrative expenses	(7,881,889)	(5,681,325)	(2,310,377)	(2,038,141)
Gain on disposal of fixed assets	66,511	65,853	66,511	65,853
Income from operations	19,905,641	20,843,288	7,852,785	9,499,357

Other income (expense)
Other income (expense)	(18,040)	6,900	(538)	(17)
Gain on change of fair value of derivative liabilities	492,918	1,253,181	47,702	304,177
Interest income	537,192	56,434	302,371	17,723
Total other income	1,012,070	1,316,515	349,535	321,883

Income before income taxes	20,917,711	22,159,803	8,202,320	9,821,240

Provision for income taxes	6,119,873	5,608,744	2,301,785	2,547,194
Net Income	$14,797,838	$16,551,059	$5,900,535	$7,274,046

Comprehensive Income
Net income	$14,797,838	$16,551,059	$5,900,535	$7,274,046
Foreign currency translation adjustments	3,622,064	442,984	1,283,504	897,063
Total Comprehensive income	$18,419,902	$16,994,043	$7,184,039	$8,171,109

Net income per common share
Basic	$0.74	$0.92	$0.30	$0.37
Diluted	$0.73	$0.88	$0.30	$0.36

Weighted average common shares outstanding
Basic	19,898,235	18,020,554	19,898,235	19,898,235
Diluted	20,214,140	18,792,520	19,981,063	20,373,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TRAVEL GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,797,838	$16,551,059
Add:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	925,383	1,254,187
Provision for doubtful accounts	-	59,578
Stock based compensation	2,382,335	990,846
(Gain)/Loss on change in fair value of derivative liabilities	(492,918)	(1,253,181)
(Gain)/Loss on sales of fixed assets	(66,511)	(65,853)
(Increase) / decrease in assets:
Restricted cash	(855,372)	(73,488)
Accounts receivable	3,896,226	(7,730,724)
Other receivable	(147,652)	924,561
Due from related parties	-	(995,798)
Advances	-	440,115
Prepayments	(655,102)	(792,128)
Trade deposits	(53,998)	2,118,139
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1,347,551	3,605,152
Customer deposits	368,378	308,915
Income tax payable	(874,444)	658,821
Net cash provided by operating activities	20,571,714	16,000,201

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(208,273)	(2,779,988)
Purchase of intangibles	-	(51,359)
Proceeds from sale of fixed assets	171,108	5,599,590
(Increase)/Decrease in short term investments	(10,768,621)	-
(Increase)/Decrease in notes receivable	2,358,273	(3,028,571)
Acquisition deposits	-	497,330
Cash paid for acquisition – net of cash acquired	-	(15,782,799)
Net cash (used in) investing activities	(8,447,513)	(15,545,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of equity financing	-	18,768,054
Net cash provided by financing activities	-	18,768,054

Effect of exchange rate changes on cash and cash equivalents	1,263,860	690,945

Net change in cash and cash equivalents	13,388,061	19,913,403
Cash and cash equivalents, beginning balance	39,618,988	36,574,741
Cash and cash equivalents, ending balance	$53,007,049	$56,488,144

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest payments	$-	$-
Income taxes	$6,896,491	$4,271,081

Purchased goodwill	$-	$(14,612,639)
Purchased intangible assets	-	(3,236,376)
Fair value of assets purchased less cash acquired	-	(767,602)
Acquisition financed with stock issuance	-	2,833,818
Acquisition paid for with cash - net of acquired	$-	$(15,782,799)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 1 - ORGANIZATION

Universal Travel Group was incorporated on January 28, 2004 under the laws of the State of Nevada. Full Power Enterprise Global Limited was incorporated under the laws of the British Virginia Islands. Shenzhen Yuzhilu Aviation Service Co., Ltd. was incorporated on March 9, 1998 under the laws of the People’s Republic of China (PRC)., Xi’an Golden Net Travel Serve Services Co., Ltd. was incorporated on July 25, 2001 under the laws of PRC, Shanghai Lanbao Travel Service Co., Ltd. was established in 2002 under the laws of PRC. Foshan Overseas International Travel Service Co., Ltd. was incorporated in 1990 under the laws of PRC. Chongqing Universal Travel E-Commerce Co., Ltd. and Universal Travel International Travel Agency Co., Ltd. (formerly named Shenzhen Universal Travel Agency Co., Ltd.) were both incorporated in 2009 under the laws of PRC. Hebei Tianyuan Travel Agency Co., Ltd. was incorporated in April 1999 under the laws of PRC. Huangshan Holiday Travel Service Co., Ltd. was incorporated in April 1999 under the laws of PRC. Zhengzhou Yulongkang Travel Agency Co., Ltd. was incorporated in 2000 under the laws of PRC. Kunming Business Travel Service Co., Ltd. was incorporated in 1993 under the laws of PRC. Shanxi Jinyang Travel Agency Co., Ltd. was incorporated in 1988 under the laws of PRC. Collectively these corporations are referred to herein as the Company.

Universal Travel Group owns 100% of the equity interest in Full Power Enterprise Global Limited, which in turn owns 100% of the equity interest in Shenzhen Yuzhilu Aviation Service Co., Ltd., a wholly foreign owned entity in the PRC. Universal Travel Group and Full Power Enterprise Global Limited do not conduct any substantive operations of their own. Instead, all operations of the consolidated company are conducted through its subsidiary, Shenzhen Yuzhilu Aviation Service Co., Ltd. (“YZL”). YZL and its subsidiaries, and various variable interest entities, collectively, are herein referred to as subsidiaries.

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 1 - ORGANIZATION (CONTINUED)

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying condensed financial statements present the Company's results of operations, financial position and cash flows on a consolidated basis. The condensed consolidated financial statements include Universal Travel Group and its wholly-owned subsidiaries and its subsidiaries owned through shareholding agreements with Chinese residents, significant intercompany transactions and accounts have been eliminated in consolidation. Our policy is to consolidate all subsidiaries in which we hold a greater than 50% voting interest or otherwise control its operating activities and financial interest. It is management's opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission (“SEC”).

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
SEPTEMBER 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisitions (Continued)

Cash acquired	$814,097
Other assets	441,494
Property Plant & Equipment	80,121
Identifiable Intangibles	892,898
Goodwill	3,977,608
Total assets acquired	6,206,218
Liabilities assumed
Accounts & Income Taxes payable	174,732
Deferred Tax Liability	223,224
Other payable	72,394
Total	$5,735,868

The fair value of identifiable intangible assets was measured by the independent professional appraiser, primarily including reputation of company's name and customer list. The amortization period of 5 years was based on the estimated useful life of reputation of company's name and its customer list.

The excess of purchase price over tangible assets acquired and liabilities assumed was $4,870,506 of which $3,977,608 was recorded as goodwill. At the time of the acquisition $892,898 of identifiable intangible assets and related deferred tax liability of $223,224 existed under the contractual legal or the reparability criterion as required under ASC 805 and ASC 740, respectively.

Prior to the acquisition, KBT prepared its financial statements under accounting principles generally accepted in the United States of America.

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
SEPTEMBER 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisitions (Continued)

Cash acquired	$7,258
Other assets	534,373
Property Plant & Equipment	20,339
Identifiable Intangibles	361,124
Goodwill	1,609,816
Total assets acquired	2,532,910
Liabilities assumed
Accounts & Income Taxes payable	78,574
Deferred Tax Liability	90,281
Other payable	99,123
Total	$2,264,932

The fair value of identifiable intangible assets was measured by the independent professional appraiser, primarily including reputation of company's name and customer list. The amortization period of 5 years was based on the estimated useful life of reputation of company's name and its customer list.

The excess of purchase price over tangible assets acquired and liabilities assumed was $1,970,940 of which $1,609,816 was recorded as goodwill. At the time of the acquisition $361,124 of identifiable intangible assets and related deferred tax liability of $90,281 existed under the contractual legal or the reparability criterion as required under ASC 805 and ASC 740, respectively.

Prior to the acquisition, SJT prepared its financial statements under accounting principles generally accepted in the United States of America.

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
SEPTEMBER 30, 2011

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

The fair value of identifiable intangible assets was measured by the independent professional appraiser, primarily including reputation of company's name and customer list. The amortization period of 5 years was based on the estimated useful life of reputation of company's name and its customer list.

The excess of purchase price over tangible assets acquired and liabilities assumed was $4,617,630 of which $3,812,004 was recorded as goodwill. At the time of the acquisition $805,626 of identifiable intangible assets and related deferred tax liability of $201,406 existed under the contractual legal or the reparability criterion as required under ASC 805 and ASC 740, respectively.

Prior to the acquisition, ZYT prepared its financial statements under accounting principles generally accepted in the United States of America.

On March 26, 2010 the Company through its VIE structure and strategy consummated the acquisition of a 100% interest in Huangshan Holiday Travel Service Co., Ltd. (“HHT”) through a cash and stock transaction valued at approximately US$2.9 million in the aggregate.

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
SEPTEMBER 30, 2011

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

The fair value of identifiable intangible assets was measured by the independent professional appraiser, primarily including reputation of company's name and customer list. The amortization period of 5 years was based on the estimated useful life of reputation of company's name and its customer list.

The excess of purchase price over tangible assets acquired and liabilities assumed was $2,372,381 of which $1,892,511 was recorded as goodwill. At the time of the acquisition $479,870 of identifiable intangible assets and related deferred tax liability of $119,968 existed under the contractual legal or the reparability criterion as required under ASC 805 and ASC 740, respectively.

Prior to the acquisition, HHT prepared its financial statements under accounting principles generally accepted in the United States of America.

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
SEPTEMBER 30, 2011

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

The fair value of identifiable intangible assets was measured by the independent professional appraiser, primarily including reputation of company's name and customer list. The amortization period of 5 years was based on the estimated useful life of reputation of company's name and its customer list.

The excess of purchase price over tangible assets acquired and liabilities assumed was $4,017,558 of which $3,320,700 was recorded as goodwill. At the time of the acquisition $696,858 of identifiable intangible assets and related deferred tax liability of $174,215 existed under the contractual legal or the reparability criterion as required under ASC 805 and ASC 740, respectively.

Prior to the acquisition, HTT prepared its financial statements under accounting principles generally accepted in the United States of America.

On March 17, 2011, the shareholders of XGN transferred 100% of the equity interests in XGN to STA and completed the registration of change in ownership with the PRC authorities on April 2, 2011. As a result, XGN became a wholly owned subsidiary of STA. The Company, though its VIE, STA, acquired a 100% interest in XGN.

Translation Adjustment

As of September 30, 2011 and December 31, 2010, the accounts of Universal Travel Group were maintained, and its condensed financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 830”). Transaction gains and losses are reflected in the income statement and such differences may be material to the financial statements.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

As of September 30, 2011, the Company is not involved in any another material legal dispute, other than those disclosed above.

Net Income (Loss) Per Share

The Company accounts for net income (loss) per share EPS in accordance with FASB Accounting Standards Codification Topic on Earning Per Share (“ASC 260”), which requires presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to the Company’s warrants and stock options (calculated using the treasury stock method) because they are antidilutive. Diluted net income (loss) per share is calculated by including potentially dilutive share issuances in the denominator.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Nine months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$14,797,838	$16,551,059	$5,900,535	$7,274,046
Net income applicable to common shareholders	$14,797,838	$16,551,059	$5,900,535	$7,274,046

Denominator:
Weighted average common shares outstanding	19,898,235	18,020,554	19,898,235	19,898,235
Basic earnings per share	$0.74	$0.92	$0.30	$0.37

Diluted earnings per share:
Numerator:
Net income used in computing basic earnings per share	$14,797,838	$16,551,059	$5,900,535	$7,274,046
Net income applicable to common shareholders	$14,797,838	$16,551,059	$5,900,535	$7,274,046

Denominator:
Weighted average common shares outstanding	19,898,235	18,020,554	19,898,235	19,898,235
Weighted average effect of dilutive securities:
Stock options and warrants	315,905	771,966	82,828	475,301

Shares used in computing diluted net income per share	20,214,140	18,792,520	19,981,063	20,373,536
Diluted earnings per share from continuing operations	$0.73	$0.88	$0.30	$0.36

Total net income per common share
Basic	$0.74	$0.92	$0.30	$0.37
Diluted	$0.73	$0.88	$0.30	$0.36

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
SEPTEMBER 30, 2011

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

Note 3 – SHORT-TERM INVESTMENT

As of September 30, 2011, the Company has invested $31,306,253 into Happyfund of Shanghai Pudong Development Bank with an interest rate of 6%. The investment consists of CD account with one year maturity. Accordingly it is classified as a short term investment in the accompanying financial statements.

Note 4 - INCOME TAXES

The Company is subject to U.S. federal income tax, and the Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.

During the three months ended September 30, 2011 and 2010, the Company recorded an income tax expense of approximately $2.3 million and $2.5 million, respectively. The decrease in the Company’s income tax expense for the three months was primarily due to the decrease of profits of its PRC subsidiaries and VIE. During the nine months ended September 30, 2011 and 2010, the Company recorded an income tax expense of approximately $6.1 million and $5.6 million, respectively. The increase in the Company’s income tax expense for the nine months was primarily due to the actual effective tax rate for the nine months..

The effective tax rate increased by 2% from a 26% effective rate for the three months ended September 30, 2010 to a 28% effective rate for the three months ended September 30, 2011. The effective tax rate increased by 4% from 25% for the nine months ended September 30, 2010 to 29% for the nine months ended September 30, 2011.

As of September 30, 2011, unrecognized tax benefits were $30,804.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $30,804 at September 30, 2011. As of September 30, 2010, unrecognized tax benefits were $0.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 at September 30, 2010.

For the three months ended September 30, 2011 and 2010, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively.

Aggregate undistributed earnings of approximately $106 million as of September 30, 2011 of the Company's PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the PRC dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the PRC tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The Company's tax years from 2006 to 2010 remain open in various jurisdictions.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 5 - SEGMENT INFORMATION

Pursuant to ASC 280 the Company operates and discloses three reportable segments: air ticketing, hotel reservation and packaged tours. Substantially all of the Company’s revenues and long-lived assets are in the PRC. The Company currently operates and prepares accounting and other financial reports separately to management for eleven major business organizations (Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd., Foshan International Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Services Co., Ltd., Chongqing Universal Travel E-Commerce Co., Ltd., Universal Travel International Travel Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Kunming Business Travel Service Co., Ltd., and Shanxi Jinyang Travel Agency Co., Ltd.).

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Universal Travel E-Commerce Co., Ltd.; Hotel reservation segment relates to Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd.; Packaged tours segment relates to Chongqing Universal Travel E-Commerce Co., Ltd., Foshan International Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Service Company Ltd., Universal Travel International Travel Agency Co., Ltd., Hebei Tianyuan Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Huangshan Holiday Travel Service Co., Ltd., Kunming Business Travel Service Co., Ltd., and Shanxi Jinyang Travel Agency Co., Ltd. Management monitors these segments regularly to make decisions about resources to be allocated to the segment and assess its performance.

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 5 - SEGMENT INFORMATION (CONTINUED)

The following tables present summarized information by segment:

	Air	Hotel	Packaged
	Ticketing	Reservation	Tours	Other	Total
	Nine Months Ended September 30, 2011
Revenue, net	$15,759,318	$9,330,719	$83,374,997	$-	$108,465,034
Cost of services	$5,913,732	$1,714,886	$73,115,397	$-	$80,744,015
Gross profit	$9,845,586	$7,615,833	$10,259,600	$-	$27,721,019
Income from operations	$13,251,541	$2,004,081	$8,661,144	$(4,011,125)	$19,905,641
Income tax expenses	$3,260,321	$518,193	$2,281,316	$60,043	$6,119,873
Depreciation & Amortization	$824,815	$6,540	$94,028	$-	$925,383
Asset expenditures	$68,766	$-	$139,507	$-	$208,273
Goodwill	$-	$3,081,799	$21,427,110	$-	$24,508,909
Total assets	$82,339,522	$248,423	$78,943,065	$60,498	$161,591,508
	Nine Months Ended September 30, 2010
Revenue, net	$14,439,187	$10,862,393	$72,507,188	$-	$97,808,768
Cost of services	$4,913,895	$3,533,764	$62,902,349	$-	$71,350,008
Gross profit	$9,525,292	$7,328,629	$9,604,839	$-	$26,458,760
Income from operations	$6,714,151	$7,189,368	$8,831,760	$(1,891,991)	$20,843,288
Income tax expenses	$1,727,546	$1,587,627	$2,293,571	$-	$5,608,744
Depreciation & Amortization	$1,201,092	$1,459	$51,636	$-	$1,254,187
Asset expenditures	$2,740,871	$38,105	$1,012	$-	$2,779,988
Goodwill	$	$3,081,799	$21,427,110	$-	$24,508,909
Total assets	$62,052,012	$9,642,792	$37,798,215	$21,406,100	$130,899,119
	Three Months Ended September 30, 2011
Revenue, net	$5,478,545	$2,940,988	$33,388,230	$-	$41,807,763
Cost of services	$2,139,745	$177,190	$29,394,177	$-	$31,711,112
Gross profit	$3,338,800	$2,763,798	$3,994,053	$-	$10,096,651
Income from operations	$6,061,703	$-45,191	$3,188,565	$(1,352,292)	$7,852,785
Income tax expenses	$1,434,673	$3,427	$890,679	$(26,994)	$2,301,785
Depreciation & Amortization	$278,001	$2,209	$28,582	$-	$308,792
Asset expenditures	$6,104	$-	$139,507	$-	$145,611
	Three Months Ended September 30, 2010
Revenue, net	$5,736,699	$4,400,270	$35,379,897	$-	$45,516,866
Cost of services	$2,080,605	$1,554,191	$30,410,425	$-	$34,045,221
Gross profit	$3,656,094	$2,846,079	$4,969,472	$-	$11,471,645
Income from operations	$2,549,069	$2,799,878	$4,701,748	$(551,338)	$9,499,357
Income tax expenses	$677,763	$604,828	$1,264,603	$-	$2,547,194
Depreciation & Amortization	$460,857	$580	$29,043	$-	$490,480
Asset expenditures	$1,744,295	$4,638	$-	$-	$1,748,933

UNIVERSAL TRAVEL GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 6 - PRO FORMA FINANCIAL STATEMENTS

Pro Forma financial statements present revenue and related data of five subsidiaries acquired in 2010 as if the acquisitions were made at the earliest date presented of January 1, 2010.

For the nine months ended September 30, 2010, the revenue, income from operations, net income, and net income per common share in Pro Forma financial statements are as follow:

For the nine months ended
September 30, 2010
Revenues	$111,312,695
Income from operations	$22,426,069
Net Income	$17,705,677
Net income per common share
Basic	$0.98
Dilute	$0.94

Note 7 - SUBSEQUENT EVENTS

On April 12, 2011, the Company’s stock was suspended from trading when it was unable to file its Annual Report on Form 10-K by April 15, 2011 as a result of Windes & McClaughry Accountancy Corporation resignation on April 9, 2011. On June 8, 2011, the Company filed its Annual Report on Form 10-K. The Company filed its quarterly reports on Form 10-Q for the quarter ended March 31, 2011and June 30, 2011 on July 22, 2011 and August 15, 2011, respectively. As of November 11, 2011, the Company's stock is still suspended from trading.

As of September 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

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

Name of Entities	Place of Incorporation	Expiration date	Ownership Percentage
Universal Travel Group	Nevada, USA	-	100%
Full Power Enterprise Global Limited	British Virginia Islands	-	100%
Shenzhen Yuzhilu Aviation Service Co., Ltd.	China	1998.3.9-2018.3.9	100%
Xi’an Golden Net Travel Serve Services Co., Ltd.	China	2001.8.1-2016.9.4	100%
Shanghai Lanbao Travel Service Co., Ltd.	China	2002.5.29-2015.4.28	100%
Foshan Overseas International Travel Service Co., Ltd.	China	Infinite Term	100%
Chongqing Universal Travel E-Commerce Co., Ltd.	China	Infinite Term	100%
Universal Travel International Travel Agency Co., Ltd. (formerly named: Shenzhen Universal Travel Agency Co., Ltd.)	China	Infinite Term	100	%VIE
Hebei Tianyuan International Travel Agency Co., Ltd.	China	1999.10.8-2019.10.7	100%
Huangshan Holiday Travel Service Co., Ltd.	China	Infinite Term	100%
Zhengzhou Yulongkang Travel Agency Co., Ltd.	China	2000.11.1-2020.11.1	100%
Kunming Business Travel Service Co., Ltd.	China	Infinite Term	100%
Shanxi Jinyang Travel Agency Co., Ltd.	China	2005.5.19-2015.5.18	100%

In 2007 and 2009, YZL entered into certain shareholding agreements with various related PRC residents and Shenzhen Yuzhixing Aviation Service, Co. Limited (“Party B”) to hold YZL shares of ownership of Xi’an Golden Net Travel Serve Services Co., Ltd. (“XGN”) and Universal Travel International Travel Agency Co., Ltd., formerly known as Shenzhen Universal Travel Agency Co., Ltd. (“STA”).The significant details of the agreements and other important information, among others, are outlined below:

-	Universal Travel Group funded the start up activities and incorporation of XGN and STA and related subsidiaries, through cash or common stock issuance;
-	YZL entrusted Party B as the name holder only of YZL equity interest in XGN and STA;

-	Party B shall neither participate in the management of operation nor shareholder meeting decisions of YZL, XGN or STA;
-	YZL, as the actual fund provider of XGN and STA, will enjoy all shareholder rights and profit sharing;
-	YZL, is entitled to all profits and is required to absorb all losses of XGN and STA and its subsidiaries;
-	Party B is not responsible for losses nor to benefit from any income of XGN and/or STA;
-	YZL will cover any capital infusion requirements of XGN and STA and related subsidiaries; and
-	If XGN and/or STA were to dissolve, YZL will enjoy the right to allocate and divide assets.

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

In October 2008, we successfully rolled out our TRIPEASY Kiosks, an innovative self-service terminal capable of handling a full ranging of booking services including packaged tours through a secured built in payment function that accepts all major Chinese bank cards. On September 9, 2010, we sold all of 1,523 Kiosks to Shenzhen Xunbao E-commerce Co. Ltd. with a slight gain. The strategy to the sales of Kiosks was to minimize our capital expenditures and related expenses. We still have the full right to use these Kiosks after the sales for two years according to the agreement.

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

In 2009, we were selected one of the Top Ten Brands of Travel Services in the PRC. In 2010, we were named Top Ten Chinese Travel Service Quality Brands and Best Reviewed Travel Agency in Greater China. We believe our quality of services will distinguish us in our long term competitiveness.

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

In order to leverage on our International Travel License, we have  franchised our license to eight local travel agencies in Chongqing, Hainan, Beijing, Dalian, Liaoning, Yichang, Wenzhou, and Qingdao. The eight franchised local travel agencies are expected to generate revenue in the fourth quarter of 2011. Recently, we granted our license to another 13 local travel agencies. They are converting their business model, adopting our franchise operating scheme, and updating their local business registration to run this franchise officially. As of September 30, 2011, we are still providing training to and internal control testing for the 13 new franchisees and advertising all the 21 franchisees.  Accordingly, they have not generated any revenue yet.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the three months ended September 30, 2011 and 2010 respectively.

	Three months ended	Three months ended	Increase /
	September 30, 2011	September 30, 2010	(Decrease)	Percentage
Revenues
Air ticketing, net	$5,478,545	$5,736,699	$(258,154)	-4.50%
Hotel reservation, net	2,940,988	4,400,270	(1,459,282)	-33.16%
Packaged tours, gross	33,388,230	35,379,897	(1,991,667)	-5.63%
	41,807,763	45,516,866	(3,709,103)	-8.15%
Cost of services
Air ticketing, net	2,139,745	2,080,605	59,140	2.84%
Hotel reservation, net	177,190	1,554,191	(1,377,001)	-88.60%
Packaged tours, gross	29,394,177	30,410,425	(1,016,248)	-3.34%
	31,711,112	34,045,221	(2,334,109)	-6.86%

Gross Profit	10,096,651	11,471,645	(1,374,994)	-11.99%

Selling, general and administrative expenses	(2,310,377)	(2,038,141)	272,236	-13.36%
Gain on disposal of fixed assets	66,511	65,853	658	1.00%
Income from operations	7,852,785	9,499,357	(1,646,572)	-17.33%

Other income (expense)
Other income (expense)	(538)	(17)	521	-3064.71%
Gain on change of fair value of derivative liabilities	47,702	304,177	(256,475)	-84.32%
Interest income	302,371	17,723	284,648	1606.09%
Total other income	349,535	321,883	27,652	8.59%

Income before income taxes	8,202,320	9,821,240	(1,618,920)	-16.48%

Provision for income taxes	2,301,785	2,547,194	(245,409)	-9.63%
Net Income	$5,900,535	$7,274,046	$(1,373,511)	-18.88%

For the three months ended September 30, 2011:

	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$5,478,545	13.10%	$2,940,988	7.03%	$33,388,230	79.86%	$41,807,763
Cost of Services	(2,139,745)	6.75%	(177,190)	0.56%	(29,394,177)	92.69%	(31,711,112)
Gross Profit	$3,338,800	33.07%	$2,763,798	27.37%	$3,994,053	39.56%	$10,096,651
Gross Margin	60.94%		93.98%		11.96%		24.15%
Segment effect in Gross Margin (*)	7.99%		6.61%		9.55%		24.15%

For the three months ended September 30, 2010:
	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$5,736,699	12.60%	$4,400,270	9.67%	$35,379,897	77.73%	$45,516,866
Cost of Services	(2,080,605)	6.11%	(1,554,191)	4.57%	(30,410,425)	89.32%	(34,045,221)
Gross Profit	$3,656,094	31.87%	$2,846,079	24.81%	$4,969,472	43.32%	$11,471,645
Gross Margin	63.73%		64.68%		14.05%		25.20%
Segment effect in Gross Margin (*)	8.03%		6.25%		10.92%		25.20%

(*) “Segment effect in Gross Margin” was calculated by multiplying “the percentage of the segment revenue over the total revenue” with “gross margin of the related sector”. This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Universal Travel E-Commerce Co., Ltd. Our hotel reservation segment relates to Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd. Our packaged tours segment relates to Chongqing Universal Travel E-Commerce Co., Ltd., Foshan Overseas International Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Service Co., Ltd., Universal Travel International Travel Agency Co. Ltd., Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd. and Kunming Business Travel Agency Co., Ltd.

Revenues for the three months ended September 30, 2011 were $41,807,763, compared to $45,516,866 for the same quarter in 2010, a decrease of $3,709,103, or approximately 8.15%. The slight decrease in revenue for the third quarter of 2011 was due to a higher than normal sales for the same period of 2010 contributed by large exhibitions in the PRC, including the Shanghai World Expo. We continue to see success in cross marketing and sales of our travel related products across our business segments and increased brand awareness from online and offline sales.

Revenues from air-ticketing segment were $5,478,545 for the three months ended September 30, 2011 compared to $5,736,699 for the same quarter last year, a decrease of $258,154, or approximately 4.50%. This slight decrease was due to lower air-ticket sales volume in the third quarter of 2011 than in the same quarter last year, when Shanghai World Expo contributed significantly to higher air-ticket sales. As the PRC economy continues to grow, we believe that our revenue from the air-ticketing segment is sustainable in the foreseeable future.

Revenues from the hotel reservation segment were $2,940,988 for the three months ended September 30, 2011 compared to $4,400,270 for the same quarter in 2010, a decrease of $1,459,282, or approximately 33.16%. The decrease is associated with the transition of our strategy in this segment. In the third quarter this year, we ceased all hotel room wholesale operations, which were previously conducted through the China Booking Association platform. Instead we focused our strategy on the more profitable direct sales of packaged hotel products. Accordingly, there was a decrease in revenue during this transition period. We believe the change in strategy of our hotel reservation segment will enhance our competitiveness, increase our profitability and place our hotel reservation business in an advantageous position for long term success.

Revenues from our packaged tour segment were $33,388,230 for the three months ended September 30, 2011, compared to $35,379,897 for the same quarter in 2010, a decrease of $1,991,667, or approximately 5.63%. The slight decrease is a result of our efforts to reduce our business with customers with bad credit in order to control the amount of uncollectable accounts receivables  and reduce the balance of bad debt allowance.

Cost of Services

Costs of services for our air-ticketing segment mainly consist of commissions paid to retail agents. Costs of services for our hotel reservation segment mainly comprise commissions paid to the sales agents for selling hotel rooms in the Company’s system. Commission rates vary and commissions are paid to these sales agents after we are paid our commissions by the hotels. Costs of services for our packaged tour segment include costs of meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

Other direct costs such as expenses related to our selling systems and related technologies used by each segment, and costs associated with payment processing are also included in the Company’s costs of services. We do not offer any volume rebates but enjoy volume rebates from our vendors, calculated based on the vendors’ own internal rebate policy. We do not record receivables for these rebates, and we only record them as a reduction of cost when received.

Costs of services for the three months ended September 30, 2011 were $31,711,112 compared to $34,045,221 for the same quarter last year, a decrease of $2,334,109, or approximately 6.86%. The decrease is in tandem with the decrease of revenue resulting from the lower sales volume in the third quarter of 2011 compared to the same period in 2010 when the Shanghai World Expo contributed significantly to our sales.

Costs of services for the air-ticketing segment were $2,139,745 for the three months ended September 30, 2011, compared to $2,080,605 for the same quarter last year, an increase of $59,140, or approximately 2.84%. This increase is due to higher employee salaries resulting from increased numbers of employees and higher commissions paid to a major retail agency.

Costs of services for the hotel reservation segment were $177,190 for the three months ended September 30, 2011, compared to $1,554,191 for the same quarter last year, a decrease of $1,377,001, or approximately 88.60%. In the second quarter of 2011, we ceased all hotel room wholesale operations, which were previously conducted through the China Booking Association platform. Instead we focused our strategy on the more profitable direct sales of packaged hotel products. Accordingly, there was a significant decrease in commissions paid to second tier agents, resulting in much lower costs of services during this quarter than the same quarter of 2010.

Costs of services for the packaged tour segment were $29,394,177 for the three months ended September 30, 2011, compared to $30,410,425 for the same quarter last year, a decrease of $1,016,248 or approximately 3.34%. The decrease is in tandem with the decrease in revenue.

Gross Profit

Gross profit for the three months ended September 30, 2011 was $10,096,651 compared to $11,471,645, for the same quarter last year, a decrease of $1,374,994, or approximately 11.99%. The decreased gross profit is a result of decreased revenue in the third quarter this year than the same period last year when we had higher revenues during the Shanghai World Expo.

Gross profit in our air-ticketing segment was $3,338,800 for the three months ended September 30, 2011, compared to $3,656,094 for the same quarter last year, a decrease of $317,294, or approximately 8.68%. Gross margin for the three months ended September 30, 2011 was 60.94%, 2.79% lower than 63.73% for the same quarter last year. We anticipate that our gross margin in the air-ticketing segment will be stable and improve in the foreseeable future as the domestic air-ticketing market is expected to continue to grow due to higher demand for air travelling as a result of continuing growth of the PRC economy.

Gross profit in our hotel reservation segment was $2,763,798 for the quarter ended September 30, 2011 compared to $2,846,079 for the same quarter last year, a decrease of $82,281, or approximately 2.89%. Gross margin in this segment for the three months ended September 30, 2011 was 93.98%, compared to 64.68% for the same quarter last year, an increase of 29.30%. The increase in gross margin is due to our new strategy to focus on more profitable direct sales since the second quarter this year.

Gross profit in our packaged tour segment was $3,994,053 for the three months ended September 30, 2011 compared to $4,969,472 for the same quarter last year, a decrease of $975,419, or approximately 19.63%. Gross margin in this segment for the quarter ended September 30, 2011 was 11.96% compared to 14.05% for the same quarter last year, a decrease of 2.08%. The slight decrease resulted from the fact that the inflation rate in the PRC is higher than the increase in the sales price of packaged tours.

Our air-ticketing and hotel reservation segments have much higher gross margins than our packaged tour business primarily because our revenues from air-ticketing and hotel reservation are the commissions we generated. Our costs of service are mainly costs relating to systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial, while costs of services for the packaged tours include costs of meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, that all together are much substantial variables and fixed overheads.

Consolidated gross margin for the three months ended September 30, 2011 came in at 24.15%, a 1.05% slight decrease from 25.20% in the same quarter last year. The stability in gross margin is mainly due to integration among segments and our strategy to focus more on online development.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the three months ended September 30, 2011 and 2010 are as follows:

	For the three months ended Sept 30,		Increase /
	2011	2010	(Decrease)	Percentage
Salary and commission	$491,319	$397,276	$94,043	23.67%
Marketing	269,624	40,147	229,477	571.59%
Rent	105,660	96,095	9,565	9.95%
Depreciation and amortization	112,158	134,464	-22,306	-16.59%
Professional fees	163,440	229,842	-66,402	-28.89%
Stock-based compensation	728,155	313,842	414,313	132.01%
Other general and administrative expenses	440,021	826,475	-386,454	-46.46%
Total	$2,310,377	$2,038,141	$272,236	13.36%

Selling, general and administrative expenses totaled $2,310,377 for the three months ended September 30, 2011 compared to $2,038,141 for the same quarter last year, an increase of $272,236, or approximately 13.36%.

Selling, general and administrative expenses were approximately 5.53% of the revenue for the three months ended September 30, 2011 as compared to 4.48% for the same quarter last year. During the third quarter of 2011, we incurred extra rent expenses, extra salary expenses for the new hires and increased salaries, and higher stock based compensation expenses related to options granted under the 2010 incentive stock plan issued in December 2010 compared to the same quarter last year.  To promote our businesses, especially air-ticketing business, we spent $170,150 on advertisements on popular Chinese websites in the third quarter of 2011, while we did not incur so much for the same quarter last year.

Income Tax Expense:

We are subject to U.S. federal income tax, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.  We recorded an income tax expense of approximately $2.3 million and $2.5 million for the three months ended September 30, 2011 and 2010, respectively. The decrease in income tax expense for the three months was primarily due to the decrease of profits of our PRC subsidiaries and VIE.

For the three months ended September 30, 2011 and 2010, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively.

Other Income (Expenses)

Gain on change in fair value of derivative liability for the three months ended September 30, 2011 was $47,702 compared to $304,177 for the same quarter last year. The Company adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009. The warrants issued in connection with the Securities Purchase Agreement dated August 28, 2008 were reclassified from equity to derivative liability and marked to market. Therefore, the Company recorded a gain on change in fair value of derivative liability of $47,702 on September 30, 2011 to mark to market for the decrease in fair value of the warrants from June 1, 2011 to September 30, 2011.

Net Income

Net income was $5,900,535, or 14.11% of revenues for the three months ended September 30, 2011, compared to $7,274,046, or 15.98% of revenues for the same quarter last year, a decrease of $1,373,511, or 18.88%. The decrease in net income is mostly associated with decreased sales in the third quarter this year compared to the same quarter last year, which benefited from the Shanghai World Expo.

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following table presents certain consolidated statement of operations information derived from the consolidated statements of income for the nine months ended September 30, 2011 and 2010 respectively.

	Nine months ended	Nine months ended	Increase /
	September 30, 2011	September 30, 2010	(Decrease)	Percentage
Revenues
Air ticketing, net	$15,759,318	$14,439,187	$1,320,131	9.14%
Hotel reservation, net	9,330,719	10,862,393	(1,531,674)	-14.10%
Packaged tours, gross	83,374,997	72,507,188	10,867,809	14.99%
	108,465,034	97,808,768	10,656,266	10.90%
Cost of services
Air ticketing, net	5,913,732	4,913,895	999,837	20.35%
Hotel reservation, net	1,714,886	3,533,764	(1,818,878)	-51.47%
Packaged tours, gross	73,115,397	62,902,349	10,213,048	16.24%
	80,744,015	71,350,008	9,394,007	13.17%
Gross Profit	27,721,019	26,458,760	1,262,259	4.77%

Selling, general and administrative expenses	(7,881,889)	(5,681,325)	2,200,564	-38.73%
Gain on disposal of fixed assets	66,511	65,853	658	1.00%
Income from operations	19,905,641	20,843,288	(937,647)	-4.50%

Other income (expense)
Other income (expense)	(18,040)	6,900	(24,940)	-361.45%
Gain on change of fair value of derivative liabilities	492,918	1,253,181	(760,263)	-60.67%
Interest income	537,192	56,434	480,758	851.89%
Total other income	1,012,070	1,316,515	(304,445)	-23.13%

Income before income taxes	20,917,711	22,159,803	(1,242,092)	-5.61%

Provision for income taxes	6,119,873	5,608,744	511,129	9.11%
Net Income	$14,797,838	$16,551,059	$(1,753,221)	-10.59%

For the nine months ended September 30, 2011:

	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$15,759,318	14.53%	$9,330,719	8.60%	$83,374,997	76.87%	$108,465,034
Cost of Services	(5,913,732)	7.32%	(1,714,886)	2.12%	(73,115,397)	90.55%	(80,744,015)
Gross Profit	$9,845,586	35.52%	$7,615,833	27.47%	$10,259,600	37.01%	$27,721,019
Gross Margin	62.47%		81.62%		12.31%		25.56%
Segment effect in Gross Margin (*)	9.08%		7.02%		9.46%		25.56%

For the nine months ended September 30, 2010:
	Air	(%) of	Hotel	(%) of	Packaged	(%) of
Revenue Segment	Ticketing	sector	Reservation	sector	Tours	sector	Total
Revenue	$14,439,187	14.76%	$10,862,393	11.11%	$72,507,188	74.13%	$97,808,768
Cost of Services	(4,913,895)	6.89%	(3,533,764)	4.95%	(62,902,349)	88.16%	(71,350,008)
Gross Profit	$9,525,292	36.00%	$7,328,629	27.70%	$9,604,839	36.30%	$26,458,760
Gross Margin	65.97%		67.47%		13.25%		27.05%
Segment effect in Gross Margin (*)	9.74%		7.49%		9.82%		27.05%

 (*) “Segment effect in Gross Margin” was calculated by multiplying “the percentage of the segment revenue over the total revenue” with “gross margin of the related sector”. This outlines how each segment contributes to the total gross margin.

Revenue

Our air-ticketing segment relates to the segment reporting of Shenzhen Yuzhilu Aviation Service Co., Ltd. and Chongqing Universal Travel E-Commerce Co., Ltd. Our hotel reservation segment relates to Shenzhen Yuzhilu Aviation Service Co., Ltd., Shanghai Lanbao Travel Service Co., Ltd. and Huangshan Holiday Travel Service Co., Ltd. Our packaged tour segment relates to Chongqing Universal Travel E-Commerce Co., Ltd., Foshan Overseas International Travel Service Co., Ltd., Xi’an Golden Net Travel Serve Service Co., Ltd., Universal Travel International Travel Agency Co. Ltd., Huangshan Holiday Travel Service Co., Ltd., Hebei Tianyuan International Travel Agency Co., Ltd., Zhengzhou Yulongkang Travel Agency Co., Ltd., Shanxi Jinyang Travel Agency Co., Ltd. and Kunming Business Travel Agency Co., Ltd.

Revenues for the nine months ended September 30, 2011 were $108,465,034, compared to $97,808,768 for the same period in 2010, an increase of $10,656,266, or approximately 10.90%. The increase is driven by our business expansion, especially in the packaged tour segment, along with the strong demand for travel as a result of the recovery of PRC economy, and the continuing effect of the PRC government’s stimulus package, benefiting the whole industry. We continue to see success in cross marketing and sales of our travel related products across our business segments and increased brand awareness from online and offline sales.

Revenues from our air-ticketing segment were $15,759,318 for the nine months ended September 30, 2011 compared to $14,439,187 for the same period last year, an increase of $1,320,131, or approximately 9.14%. This increase was due to the increase in air-ticket sales volume and higher air-ticket prices than the same period last year. We attribute the higher air ticket sales to the booming tourism, and general inflation in the PRC economy, as well as the downgraded competition among airlines. As the PRC economy continues to grow, we believe that our revenue in the air-ticketing segment is sustainable in the foreseeable future.

Revenues from the hotel reservation segment were $9,330,719 for the nine months ended September 30, 2011 compared to $10,862,393 for the same period in 2010, a decrease of $1,531,674, or approximately 14.10%. From the second quarter this year, we ceased all hotel room wholesale operations, which was previously conducted through the China Booking Association platform. Instead we focused our strategy on more profitable direct sales of packaged hotel products, resulting in a decrease in revenue but a slight increase in gross profit because of substantially reduced costs of services during this transition period. We believe the change in strategy for our hotel reservation segment will enhance our competitiveness and profitability and place our hotel reservation business in an advantageous position for long term success.

Revenues from our packaged tour segment were $83,374,997 for the nine months ended September 30, 2011, compared to $72,507,188 for the same period in 2010, an increase of $10,867,809, or approximately 14.99%. The increase is associated with our expansion in this segment. Our subsidiaries acquired in 2010 in this segment contributed $31,950,892 for the nine months ended September 30, 2011 compared to $18,163,737 for the same period last year, when the revenues of the newly acquired subsidiaries before the acquisition were not included in our revenues for the nine months period ended September 30, 2010.

Cost of Services

Costs of services for the air-ticketing segment mainly consist of commissions paid to retail agents. Costs of services for hotel reservations mainly include commissions paid to the sales agents for selling hotel rooms in the Company’s system. Commission rates vary and commissions are paid to these sales agents after we are paid our commissions by the hotels. Costs of services for the packaged tour segment include costs of meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours.

Other direct costs such as costs relating to our sales systems and related technologies used by each segment, and costs associated with payment processing are also included in the Company’s costs of services. In addition, the Company allocates costs of labor and facilities, depreciation, communications, and utility expenses incurred by each segment between costs of services and general administrative expenses. We do not offer any volume rebates but enjoy volume rebates from our vendors, calculated based on the vendors’ own internal rebate policy. We do not record receivables for these rebates, and we only record them as a reduction of cost when received.

Costs of services for the nine months ended September 30, 2011 were $80,744,015 compared to $71,350,008 for the same period last year, an increase of $9,394,007, or approximately 13.17%. The increase is associated with a combination of higher costs in our air-ticketing business due to the higher commissions to a major retail agency, offset by the lower commissions paid to second tier agents in our hotel reservation business due to our new strategy to focus more on direct sales from the second quarter of 2011, and higher costs incurred in expanding our packaged tour business. The increase is in tandem with the increase of revenue.

Costs of services for the air-ticketing segment were $5,913,732 for the nine months ended September 30, 2011, compared to $4,913,895 for the same period last year, an increase of $999,837, or approximately 20.35%. This increase is associated with higher sales volume, higher salary expenses due to increased numbers of employees and higher commissions paid to a major retail agency in this segment.

Costs of services for the hotel-reservation segment were $1,714,886 for the nine months ended September 30, 2011, compared to $3,533,764 for the same period last year, a decrease of $1,818,878, or approximately 51.47%. From the second quarter of 2011, we ceased all hotel room wholesale operations, which were previously conducted through the China Booking Association platform. Instead we focused our strategy on the more profitable direct sales of packaged hotel products. Accordingly, there was a significant decrease in commissions paid to second tier agents, resulting in much lower costs of services during this period.

Costs of services for the packaged tour segment were $73,115,397 for the nine months ended September 30, 2011, compared to $62,902,349 for the same period last year, an increase of $10,213,048, or approximately 16.24%. The increase is also in tandem with the increase of revenue.

Gross Profit

Gross profit for the nine months ended September 30, 2011 was $27,721,019 compared to $26,458,760, for the same period last year, an increase of $ 1,262,259, or approximately 4.77%. The slight increase in gross profit is due to the increase in revenues and our efforts to control costs as explained above. The growth in both our domestic air-ticketing business and hotel reservation business is a result of synergies from our packaged tour operations.

Gross profit in our air-ticketing segment was $9,845,586 for the nine months ended September 30, 2011, compared to $9,525,292 for the same period last year, an increase of $320,294, or approximately 3.36%. Gross margin for the nine months ended September 30, 2011 was 62.47%, slightly lower than 65.97% for the same period last year, a decrease of 3.49%. The decrease in gross margin is mostly due to higher commissions paid to a major retail agency. We anticipate that our gross margin in the air-ticketing segment will be stable and improve in the foreseeable future as the domestic air-ticketing market is expected to continue to grow due to higher demand for air travelling as a result of continuing growth of the PRC economy.

Gross profit in our hotel reservation segment was $7,615,833 for the nine months ended September 30, 2011 compared to $7,328,629 for the same period last year, an increase of $287,204, or approximately 3.92%. Gross margin in this segment for the nine months ended September 30, 2011 was 81.62%, compared to 67.47% for the same period last year, an increase of 14.15%. The increase in gross profit is due to our new strategy to focus on more profitable direct sales.

Gross profit in our packaged tour segment was $10,259,600 for the nine months ended September 30, 2011 compared to $9,604,839 for the same period last year, an increase of $654,761, or approximately 6.82%. Gross margin in this segment for the nine months ended September 30, 2011 was 12.31% compared to 13.25% for the same period last year, a decrease of 0.94%. The slight decrease resulted from the fact that the inflation rate in the PRC is higher than the increase in the sales price of packaged tours.

Our air-ticketing and hotel reservation segments have much higher gross margins than our packaged tour business primarily because our revenues from air-ticketing and hotel reservation segments are the commissions we generated. Our costs of service are mainly costs relating to systems and related technologies used in operations, costs associated with payment processing, and allocation of costs of labor and facilities, communications, and utility expenses, which all together are not substantial, while costs of services for the packaged tours include costs of meals, transportation (airline tickets, train tickets and car rental), lodging, airport transfers, tickets to local attractions and tours, that all together are much substantial variables and fixed overheads.

Consolidated gross margin for the nine months ended September 30, 2011 came in at 25.56%, a 1.49% decrease from 27.05% in the same period last year. The lower gross margin is mainly due to the increased percentage of our lower margin packaged tour segment in our revenue mix. Due to the difference in revenues recognition, our packaged tour segment has lower gross margin. During the first nine months of 2011, revenues generated from packaged tour segments grew at a much higher rate than revenues generated from air ticketing and hotel reservation segments as a result of acquisitions of five packaged tour travel agencies, leading to lower overall gross margin. However, management believes the packaged tour segment is critical to the substantial growth of air ticketing and hotel reservation segments in the long run, and overall gross margin is expected to improve as integration among segments improves and as our strategy increases focus on online development.

Selling, General and Administrative Expenses

Major selling, general, and administrative expenses for the nine months ended September 30, 2011 and 2010 are as follows:

	For the nine months ended Sept 30,		Increase /
	2011	2010	(Decrease)	Percentage
Salary and commission	$1,323,119	$1,114,975	$208,144	18.67%
Marketing	776,876	215,204	561,672	261.00%
Rent	291,390	266,438	24,952	9.37%
Depreciation and amortization	619,895	802,847	-182,952	-22.79%
Professional fees	1,166,469	889,092	277,377	31.20%
Stock-based compensation	2,382,335	990,846	1,391,489	140.43%
Other general and administrative expenses	1,321,805	1,401,923	-80,118	-5.71%
Total	$7,881,889	$5,681,325	$2,200,564	38.73%

Selling, general and administrative expenses totaled $7,881,889 for the nine months ended September 30, 2011 compared to $5,681,325 for the same period last year, an increase of $2,200,564, or approximately 38.73%.

Selling, general and administrative expenses were approximately 7.29% of revenue for the nine months ended September 30, 2011 as compared to 5.81% for the same period last year. The increase in selling, general and administrative expenses are in connection with the increase in revenue during the nine months period of 2011, as compared to the same period last year. During the first nine months of 2011, we incurred extra professional fees, more salary expenses, less depreciation expenses than the same period last year, and higher stock based compensation expenses related to options granted under the 2010 incentive stock plan. To promote our businesses, especially the air-ticketing business, we spent $677,402 on advertisements on popular Chinese websites in the first nine months of 2011, while we did not incur so much for the same period last year. The increased salary expenses are due to an increase in the number of newly hired employees.

Income Tax Expense:

We are subject to U.S. federal income tax, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.  We recorded an income tax expense of approximately $6.1 million and $5.6 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in income tax expense for the nine months was primarily due to the increase in the actual effective tax rate for the nine months.

As of September 30, 2011, unrecognized tax benefits were $30,804.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $30,804 at September 30, 2011. As of September 30, 2010, unrecognized tax benefits were $0.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $0 at September 30, 2010.

For the nine months ended September 30, 2011 and 2010, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively.

Other Income (Expenses)

Gain on change in fair value of derivative liability for the nine months ended September 30, 2011 was $492,918 compared to $1,253,181 for the same period last year. The Company adopted Derivative and Hedging, ASC 815-40 effective January 1, 2009. The warrants issued in connection with the Securities Purchase Agreement dated August 28, 2008 were reclassified from equity to derivative liability and marked to market. Therefore, the Company recorded a gain on change in fair value of derivative liability of $492,918 on September 30, 2011 to mark to market for the decrease in fair value of the warrants from January 1, 2011 to September 30, 2011.

Net Income

Net income was $14,797,838, or 13.64% of revenues for the nine months ended September 30, 2011, compared to $16,551,059, or 16.92% of revenues for the same period last year, a decrease of $1,753,221, or 10.59%. The decrease is mostly associated with increased selling, general, and administration expenses, including costs of higher stock based compensation expenses related to options granted under the 2010 incentive stock plan, higher professional fees, and higher advertisement fees.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations and liquidity needs are funded primarily through cash flows from operations and equity raise. Cash and cash equivalents were $53,007,049 as of September 30, 2011. Current assets and current liabilities as of September 30, 2011 were $132,948,130 and $11,658,653, respectively, yielding working capital of $121,289,577. We believe that the funds available to us from operations and equity raise are adequate to meet our operating needs for the next twelve months. For the nine months ended September 30, 2011, net cash provided by operating activities was approximately $20,571,714, which resulted primarily from our operations and effective management of cash flow.

Capital Expenditure

Total capital expenditure for the nine months ended September 30, 2011 was $208,273, used to purchase fixed assets, primary transportation equipment and lease hold improvement for our call center in our new headquarter in Shenzhen and new branch office in Foshan, Guangdong for FOI. Management may consider substantial increase in renovation and equipment or other supporting machinery expenditures as we start our franchise model and to support the fast development and expansion of our business.

Working Capital Requirements

Historically, operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenue from operations to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, the opportunity to acquire or start-up new businesses, and the availability of credit facilities, none of which can be predicted with certainty. If our need for additional capital arises, management will seek to raise capital for the maintenance and expansion of our operations through the issuance of debt or equity if necessary. To satisfy these capital needs due to our broad expansion in PRC, we may incur additional capital expenditures.

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

** Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the second quarter ended September 30, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements tagged as blocks of text.

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

Date: November 14, 2011

UNIVERSAL TRAVEL GROUP

By:	/s/ Jiangping Jiang
Jiangping Jiang
Chairwoman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jing Xie
Jing Xie
Chief Financial Officer
(Principal Financial Officer)